Form 10-Q
period 2023-06-30
LEGEND SPICES, INC.
filed 2023-08-11
CIK 1970129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

Or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 333-271201

LEGEND SPICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-4247159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Kajaznuni Street, Apt. 70, Yerevan Armenia	0070
(Address of principal executive offices)	(Zip Code)

 +374 (99) 432000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock		N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,000,000 common shares issued and outstanding as of July 17, 2023

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2023. form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash in Bank	$188	$199
Accounts Receivable	1,972	2,171
Inventories	3,556	3,068
Total current assets	5,716	5,438

Total assets	$5,716	$5,438

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and current liabilities
Income and other taxes payable	$77	$110
Accounts payable	1,205	6,894
Due to related parties	31,142	9,412
Total current liabilities	32,424	16,416
Long-term liabilities
Due to related parties	-	-
Total long-term liabilities	-	-
Total liabilities	32,424	16,416

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized zero shares issued and outstanding as of June 30, 2023 and 2022, respectively Common stock, $0.0001 par value; 500,000,000 shares authorized; 50,000,000 shares issued and outstanding as of June 30, 2023 and 2022, respectively.	500	500
Additional paid in capital	4,500	4,500
Other comprehensive loss	(1,504)	-
Accumulated deficit	(30,204)	(15,978)
Total stockholders' equity (deficit)	(26,708)	(10,978)

Total liabilities and stockholders' equity	$5,716	$5,438

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Unaudited Consolidated Statement of Stockholders' Equity

	Common Stock		Additional		Other comprehensive		Total Stockholders'
	$0.001 Par Value		Paid-in	CS to be	income	Accumulated	Equity
	Shares	Amount	Capital	issued	(loss)	(Deficit)	(deficit)
Stockholders' Equity December 31, 2022	5,000,000	500	4,500			(15,978)	(10,978)
Net loss for the period						(14,226)	(14,226)
Foreign currency gain (loss)					(1,504)		(1,524)
Stockholders' Equity June 30, 2023	5,000,000	500	4,500		(1,504)	(30,204)	(26,708)
Stockholders' Equity December 31, 2021	5,000,000	500	4,500	-		(424)	4,576
Net loss for the period	-	-	-	-		(1,182)	(1,182)
Stockholders' Equity June 30, 2022	5,000,000	$500	$4,500	$-		$(1,606)	$3,394

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Unaudited Consolidated Statements of Operations

Quarter ended

	June 30, 2023 (3 months)	June 30, 2022 (3 months)	June 30, 2023 (6 months)	June 30, 2022 (6 months)
Sales	$1,204	1,293	$2,431	1,505
Cost of Goods sold	1,138	1,271	2,583	1,749
Total Income	66	22	(152)	(244)

Gross profit	66	22	(152)	(244)

Operating expenses
Wages and benefits	775	633	1,539	861
R&D expenses	-	-	-	-
Professional Fees	5,840	-	11,802	-
Sales and marketing	-	-	-	-
General and administration	33	53	733	77
Total operating expenses	6,648	686	14,074	938

Net Income (Loss) from operations	(6,582)	(664)	(14,226)	(1,182)

Other (expenses)
Other expenses		-		-

Net Income (Loss) before income taxes	(6,582)	(664)	(14,226)	(1,182)

Income taxes	-	-	-	-

Net income (loss)	$(6,582)	(664)	$(14,226)	(1,182)

Foreign currency gain (loss)			(1,504)

Net comprehensive income (loss)			(15,730)

Net loss per common share
Basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of common shares
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Unaudited Consolidated Statements of Cash Flows

	Jun 30,	Jun 30,
	2023 (6 months)	2022 (6 months)
OPERATING ACTIVITIES
Net income (loss) from continuing operations attributable to common stockholders	$(14,226)	$(1,182)
Changes in:
Inventories	(488)	(4,286)
Receivables	199	(1,774)
Accounts Payable	(5,689)	-
Accruals	(33)	259

Net cash (used by) operating activities	(20,237)	(6,983)

FINANCING ACTIVITIES
Related party notes payable	21,730	-

Net cash provided by financing activities	21,730	2,149

NET CHANGE IN CASH	1,493	12

Foreign Currency change	(1,504)	-

CASH, Beginning	199	-

CASH, Ending	$188	$12

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash items
Stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Legend Spices, Inc.

Quarter ended June 30, 2023

1.	Legend Spices, Inc. (“the Company”) is incorporated under the Nevada Business Corporation Act. Its principal business activity is production and sales of seasonings and spices.

2.	Significant accounting policies:

(a)	Basis of presentation:

(i)	Basis of accounting

These financial statements have been prepared in accordance with US GAAP and are in accordance with US GAAP.

(ii)	Non-publicly accountable enterprises

Accounting for financial instruments, which require all financial instruments, including financial derivatives and certain embedded derivatives, to be recorded at fair value. These financial instrument standards also prescribe other presentation, measurement and disclosure requirements. Accordingly, the Company continues to apply the measurement, recognition, presentation and disclosure standards permitted for non-publicly accountable enterprises.

(b)	Revenue recognition:

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Product sales – Revenues from the sale of products are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the Company from its customers (sales and use taxes, value added taxes, some excise taxes).

c)	Inventories:

Inventories (consisting entirely of raw materials) are measured at the lower of cost and net realizable value, with cost assigned by using the weighted average cost formula. Cost comprises the purchase price plus freight-in. Materials reported on the statement of operations represent inventories recognized as an expense in the period in which the related revenue is recognized. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

(d)	Land, buildings and equipment:

Land, buildings and equipment are recorded at cost. Amortization is provided at the following rates on the straight-line basis:

Equipment: 3 years

Office Furniture, computers, electronic appliances and devices: 3 years

Other equipment and furniture: 5 years

Depreciation expenses, if any, are accrued annually on December 31 of each fiscal year.

An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value; it is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Quoted market prices in active markets are used as the basis for fair value measurement. When quoted market prices are not available, a present value technique is used to estimate fair value.

(e)	Investments:

The cost method is a basis of accounting for investments whereby the investment is initially recorded at cost and earnings from such investments are recognized only to the extent received or receivable.

When there is an indication of impairment, the Company determines whether a significant adverse change has occurred during the period in the expected timing or amount of future cash flows from the investment. If the Company identifies a significant adverse change, the carrying amount of the investment is reduced directly to the higher of the present value of the cash flows expected to be generated by holding the investment, and the amount that could be realized by selling the asset at the balance sheet date. The amount of the reduction is recognized as an impairment loss in net income. A previously recognized impairment loss may be reversed to the extent of improvement, provided the adjusted carrying amount of the investment is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously. The amount of the reversal is recognized in net income in the period the reversal occurs. The Company’s other investments, consisting entirely of shares of publicly traded companies on US exchanges, are initially and subsequently measured at fair value. Changes in fair value are recognized in net income in the period incurred. Transaction costs that are directly attributable to the acquisition of these investments are recognized in net income in the period incurred.

(f)	Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, fewer liabilities assumed, based on their fair values an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is assigned to reporting units as of the date of acquisition.

Goodwill is not amortized. Goodwill is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the reporting unit to which the goodwill is assigned may exceed the fair value of the reporting unit. Goodwill is tested for impairment only when an event or circumstance occurs that indicates that the fair value of a reporting unit may be less than its carrying amount. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination, described in the preceding paragraph, using the fair value of the reporting unit as if it were the purchase price. When the carrying amount of a reporting unit (including goodwill) exceeds the implied its fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment loss, however, cannot exceed the carrying amount of goodwill.

(g)	Future income taxes:

The Company uses the tax payable method of accounting for income taxes. The tax payable method records is where the tax expense is equal to the provision for taxes payable in a particular period and deferred income tax is not recognized.

(h)	Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include valuation of accounts receivable, inventory, goodwill and pension obligation and the estimated useful life of buildings and equipment. Actual results could differ from those estimates.

(i)	Foreign currency translation:

Monetary assets and liabilities denominated in foreign currencies are translated at the prevailing rates of exchange at the balance sheet date. Revenues and expenses are translated at the exchange rates prevailing on the transaction dates. Realized and unrealized exchange gains and losses are included in earnings. The Company does not use derivative instruments to mitigate foreign exchange risk.

3.	Advances from/to shareholders:

The amounts advanced from/to the shareholders are non-interest bearing and have no specified terms of repayment and are subordinated to the bank.

4.	Financial assets and liabilities:

(a)	Fair value:

The fair values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities and management bonuses payable approximate their carrying amounts.

The fair value of the other investments is market value which represents the closing bid price noted on the stock exchange. The fair value of the long-term debt approximates its carrying value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt.

The significant financial risks to which the Company is exposed are credit risk, interest rate risk, market risk, currency risk and liquidity risk.

(b)	Credit risk exposure:

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company is exposed to credit risk in the event of non-performance by counterparties in connection with its accounts receivable. The Company does not obtain collateral or other security to support the accounts receivable subject to credit risk but mitigates this risk by dealing only with what management believes to be financially sound counterparties and, accordingly, does not anticipate significant loss for non-performance.

(c)	Interest rate risk:

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The bank demand loan bears interest at the bank at 6.0%. Changes in the bank’s prime lending rate can cause fluctuations in interest payments and cash flows. The Company does not use derivative financial instruments to alter the effects of this risk.

(d)	Market risk:

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. The Company’s investments in publicly traded securities expose the Company to market risk as such investments are subject to price changes in the open market. The Company does not use derivative financial instruments to alter the effects of this risk.

(e)	Currency risk:

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company enters into foreign currency purchase and sale transactions and has assets and liabilities that are denominated in foreign currencies and thus is exposed to the financial risk of earnings fluctuations arising from changes in foreign exchange rates and the degree of volatility of these rates. The Company does not currently use derivative instruments to reduce its exposure to foreign currency risk.

(f)	Liquidity risk:

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company is exposed to liquidity risk arising primarily from the bank demand loan. The Company’s ability to meet obligations depends on the receipt of funds from its operating subsidiaries and other related sources, whether in the form of revenue or advances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Legend Spices, Inc., a Nevada company, unless otherwise indicated.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2021.

Our fiscal year end is December 31. Our business offices are currently located at 14 Kajaznuni Street, Apt. 70 Yerevan 0070, Armenia. Our telephone number is +374 (99) 432000 and our email is info@legendspices.com.

The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701.

Our Current Business

We are engaged in the production and marketing of seasonings to enhance the flavor of food, especially the foods of the Caucasus, a unique cuisine consisting primarily of grilled skewered meats and fresh vegetables. Our business is to create unique seasonings made from spices, herbs and salt sourced from Armenia into a family of products called Legend Spices. Currently our market is only Armenia.

The Caucasus is a mountainous region lying between the Black Sea (west) and the Caspian Sea (east) and occupied by Georgia, Azerbaijan and Armenia. Lodged between Asia and Europe, the Caucasus is truly in the confluence of East and West. It stands at the crossroads of the two continents and thus is a compelling blend of European and Asian cultures and heritage, packed full of stunning natural landscapes that can rival any of the top world tourist destinations.

The shared landscape combined with its location on ancient trading routes has endowed this region with a unique natural diversity and cultural history. By virtue of its physical attributes, the Southern Caucasus possesses a unique character that is well suited to the fast growing and increasingly diversified sustainable tourism market. The region is a perfect candidate for the new “adventure” tourism trends.1 This region is also relatively safe, cheap and easy to reach (from both Europe and Asia), and yet, it’s still pretty much off the beaten path.

Travel specialists say it won’t be long before the major regions of the Caucasus transition from “under-the-radar places to travel” to “major tourism destinations.” As Georgia, Armenia, and Azerbaijan become more popular among tourists, so will their culinary offerings — a melange of dishes influenced by Greek, Persian, and Mediterranean cuisine.2

Although each republic possesses its own characteristics, they share numerous traditions especially related to food. Caucasian cuisine is still relatively unknown to those living in the United States, Canada, and Europe. The cuisines are similar to each other with some regional variations. We see this region as an ascending tourist destination and consider it an opportunity to recreate these same flavors at home—creating an entirely new segment in the spices and seasonings category.

____________________

1 http://web.worldbank.org/archive/website00502/WEB/PDF/REGION-2.PDF

2 https://www.wheelandanchor.ca/2019/06/take-a-culinary-trip-to-georgia-armenia-and-azerbaijan-for-the-hearty-cuisine-of-the-caucasus/

There is also a large number of Caucasian (especially Armenian) ex-pats living in North America and Europe who wish to acquire a taste of home away from home. In North America, there are about 2 million Armenians, 18 000 Georgians, and 14 000 Azerbaijanis. In Europe, this number is 1 million for Armenians, 15 000 for Georgians and 10 000 for Azerbaijanis. There are also many North Americans and Europeans with Caucasian heritage who have never been to their motherland and wish to connect with their roots. We hope this large group will be eager to create the cuisine of their heritage in their own kitchens. Homesick ex-pats eager to recreate the flavors of their homeland is another potential market. These highlighted groups will be our initial target market for Legend Spices products. Since these Caucasus cultures and cuisines are so interconnected, we hope our spices will appeal to all ex-pats from this region including Armenians, Georgians and Azeris living in North America and Europe.  Currently, we do not have sufficient funds to execute our business plan expansion to North America and Europe and we anticipate requiring $100,000 to be able to execute the business plan.

Results of Operations

For the period of six months ended June 30, 2023 compared with June 30, 2022.

The following table summarizes our operating results for the period from May 10, 2021 (date of inception) to December 31, 2022 and for the six-month period ended June 30, 2023:

	Six month period ended June 30, 2023 (unaudited)	Six month period ended June 30, 2022 (audited)
Revenue	$2,431	1,505
Cost of Sales	2,583	1,749
Expenses	14,074	938
Net Profit/(Loss)	$(14,226)	(1,182)

Revenue and Cost of Sales

During the six month period ended June 30, 2023, we generated revenues of $2,431.00 with cost of sales of $2,583.00, resulting in gross margin of $(152). We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients and packaging.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the six month period ended June 30, 2023, we incurred expenses of $14,074.00, primarily consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the preparation of a registration statement for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

	As at June 30, 2023 (unaudited)	As at June 30, 2022 (audited)
Current assets	$5,717	6,728
Current liabilities	32,424	8,706
Working capital (deficiency)	$(26,707)	(1,978)

As at June 30, 2023, we had cash of $188.00 and working capital deficit of $(26,707.00). We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $40,000.00 to fund our operating expenditures for the next twelve-month period, as follows:

Legal, audit and accounting fees	$30,000
Salaries	2,000
Supplies/Inventory	6,000
Rent	1,200
Miscellaneous expenses	800
Total	$40,000

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve-month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. We plan to raise capital through an  offering and loans from our director, provided that such funding continues to be available to our company. We plan to continue to seek additional funds from our director to fund our day-to-day operations until any offering is fully subscribed. We have no guarantee that our director will continue to fund our day-to-day operations. The issuance of additional equity securities may be required by our company in the future and may result in a significant dilution in the equity interests of stockholders. There is no assurance that we will be able to obtain further funds if required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Because we are in the development stage and are yet to attain profitable operations, there is substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Product Research and Development

We anticipate that we will spend $5,000 on research and development over the twelve-month period ending June 30, 2024.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2023.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2022, or as at the six month period ended June 30, 2023.

Cashflows from Investing Activities

For the year ended December 31, 2022 and 2021, and for the six month period ended June 30, 2023 we did not have any investing activities.

Cashflows from Financing Activities

For the six month period ended June 30, 2023, we had net cash provided by Operating activities $2,690 and net cash provided by financing activities $(2,705).  Initial Start-up costs of $31,142 was provided by the CEO and President.

We have no current commitment from our Officer and Director or any other financier to supplement our operations or provide us with financing in the future. If we are unable to raise capital from an offering, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

We estimate the need for approximately $100,000 funding during the next 12 months to commence our business operations as planned. We hope to raise this amount from an offering. If we are unable to raise this amount, we will be restricted in the implementation of our business plan.

Expenditures

The following chart provides an overview of our budgeted expenditures for the 12 months.  The expenditures are categorized by significant area of activity.

Legal and accounting	$30,000
Salaries	15,000
Contract marketing services	10,000
Raw material purchases	10,000
Travel expenses for overseas promotion	10,000
FDA approval of all products	10,000
Advertising/Promotion	15,000
$100,000

As of June 30, 2023, we have cash on hand of approximately $188.00.

Going Concern

As shown in the accompanying financial statements, we have an accumulated deficit of $10,978.00 since inception, and a working capital deficit of $1,566.00 as at December 31, 2022 and $26,707 as at June 30, 2023.  These conditions among others raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we intend to raise capital through our offering.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying our company’s accounting policies. Our company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances.  Our company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Our company derives revenue from the sale of seasonings.  In accordance with ASC 606, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

Inventory

Inventory is comprised of work-in-process and finished goods relating to the production and distribution of seasonings and is recorded at the lower of cost or net realizable value on a first-in first-out basis.  Our company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us, except for the following:

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)
3.2	Bylaws (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)

(10)	Material Contracts

14.1	Code of Ethics (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND SPICES, INC.
(Registrant)

Dated: August 11, 2023
Khachatur Mkrtchyan
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

