Form 10-Q
period 2023-09-30
LEGEND SPICES, INC.
filed 2023-11-22
CIK 1970129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,850,000 common shares issued and outstanding as of November 21, 2023

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2023. form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash in Bank	$24,272	$199
Accounts Receivable	2,296	2,171
Inventories	3,483	3,068
Total current assets	30,051	5,438

Total assets	$30,051	$5,438

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and current liabilities
Income and other taxes payable	$150	$110
Accounts payable	2,289	6,894
Due to related parties	31,110	9,412
Total current liabilities	33,549	16,416
Long-term liabilities
Total long-term liabilities	-	-
Total liabilities	33,549	16,416

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized zero shares issued and outstanding as of September 30, 2023 and 2022, respectively Common stock, $0.0001 par value; 500,000,000 shares authorized; 50,000,000 shares issued and outstanding as of September 30, 2023 and 2022, respectively. In 2023 5,000,000 common shares were issued at $0.001 par value per share, 1,850,000 of which were placed.	37,404	500
Additional paid in capital	4,500	4,500
Other comprehensive loss	(1,672)	-
Accumulated deficit	(43,730)	(15,978)
Total stockholders' equity (deficit)	(3,498)	(10,978)

Total liabilities and stockholders' equity	$30,051	$5,438

The accompanying notes are an integral part of these unaudited financial statements.

Legend Spices, Inc.

Unaudited Consolidated Statement of Stockholders' Equity

	Common Stock		Additional		Other		Total
	$0.001 Par Value		Paid-in	CS to be	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	issued	income (loss)	(Deficit)	Equity (deficit)
Stockholders' Equity December 31, 2022	5,000,000	500	4,500			(15,978)	(10,978)
Net loss for the period						(27,752)	(27,752)
Private Placement	1,850,000	36,904					36,904
Foreign currency gain (loss)					(1,672)		(1,672)
Stockholders' Equity September 30, 2023	6,850,000	37,404	4,500		(1,672)	(43,730)	(3,498)
Stockholders' Equity December 31, 2021	5,000,000	500	4,500	-		(424)	4,576
Net loss for the period	-	-	-	-		(7,793)	(7,793)
Stockholders' Equity September 30, 2022	5,000,000	$500	$4,500	$-		$(8,217)	$3,217

The accompanying notes are an integral part of these unaudited financial statements.

Legend Spices, Inc.

Unaudited Consolidated Statements of Operations

Quarter ended

	September 30, 2023 (3 months)	September 30, 2022 (3 months)	September 30, 2023 (9 months)	September 30, 2022 (9 months)
Sales	$1,663	1,065	$4,289	2,543
Cost of Goods sold	1,108	1,167	3,800	2,890
Total Income	555	(102)	489	(347)

Gross profit	555	(102)	489	(347)

Operating expenses
Wages and benefits	776	676	2,315	1,516
Professional Fees	13,327	6,397	25,088	5,828
General and administration	283	24	838	102
Total operating expenses	14,386	7,097	28,241	7,446

Net Income (Loss) from operations	(13,831)	(7,199)	(27,752)	(7,793

Other (expenses)
Other expenses		-	-

Net Income (Loss) before income taxes	(13,831)	(7,199)	(27,752)	(7,793

Income taxes	-	-	-	-

Net income (loss)	$(13,831)	(7,199)	$(27,752)	(7,793)

Foreign currency gain (loss)	(4)		(1672)

Net comprehensive income (loss)	(13,827)	(7,199)	(29,424)	(7,793

Net loss per common share
Basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00

Weighted average number of common shares
Basic and diluted	6,850,000	5,000,000	6,850,000	5,000,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited financial statements.

Legend Spices, Inc.

Unaudited Consolidated Statements of Cash Flows

	Sept 30,	Sept 30,
	2023 (9 months)	2022 (9 months)
OPERATING ACTIVITIES
Net income (loss) from continuing operations attributable to common stockholders	$(27,752)	$(7,793)
Changes in:
Inventories	(362)	(4,051)
Receivables	(89)	(1,959)
Accounts Payable	18,282	2,914
Accruals	30	202

Net cash (used by) operating activities	(9,891)	(10,687)

FINANCING ACTIVITIES
Related party notes payable	34,035	7,905

Net cash provided by financing activities	34,035	7,905

NET CHANGE IN CASH	24,073	12

Foreign Currency change	(71)	-

CASH, Beginning	199	-

CASH, Ending	$24,272	$2,782

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash items
Stock issued for services	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Unaudited Financial Statements

Legend Spices, Inc.

Quarter ended September 30, 2023

1. Legend Spices, Inc. (“the Company”) is incorporated under the Nevada Business Corporation Act. Its principal business activity is production and sales of seasonings and spices.

2. Significant accounting policies:

 (a) Basis of presentation:

(i) Basis of accounting

These unaudited financial statements have been prepared in accordance with US GAAP and are in accordance with US GAAP.

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

4. Financial assets and liabilities (continued):

(e) Liquidity risk:

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Results of Operations

For the period of nine months ended September 30, 2023 compared with September 30, 2022.

The following table summarizes our operating results for the period of nine-month periods ended September 30, 2023 and September 30, 2022:

	Nine month period ended September 30, 2023 (unaudited)	Nine month period ended September 30, 2022 (audited)
Revenue	$4,289	2,543
Cost of Sales	3,800	2,890
Expenses	28,241	7,446
Net Profit/(Loss)	$(27,752)	(7,793)

Revenue and Cost of Sales

During the nine month period ended September 30, 2023, we generated revenues of $4,289.00 with cost of sales of $3,800.00, resulting in gross margin of $489. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients and packaging.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the nine month period ended September 30, 2023, we incurred expenses of $28,241.00, primarily consisting of professional fees. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the preparation of a registration statement for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

	As at September 30, 2023 (unaudited)	As at September 30, 2022 (audited)
Current assets	$30,051	3,354
Current liabilities	33,549	3,414
Working capital (deficiency)	$(3,498)	(60)

As at September 30, 2023, we had cash of $24,272.00 and working capital of $(3,498.00). We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

Product Research and Development

We anticipate that we will spend $5,000 on research and development over the twelve-month period ending September 30, 2024.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2023.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2022, or as at the nine month period ended September 30, 2023.

Cashflows from Investing Activities

For the year ended December 31, 2022 and 2021, and for the nine month period ended September 30, 2023 we did not have any investing activities.

Cashflows from Financing Activities

For the nine month period ended September 30, 2023, we had net cash provided by Operating activities $(9,891) and net cash provided by financing activities $34,035.  Initial Start-up costs of $31,142 was provided by the CEO and President.

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
$100,000

As of September 30, 2023, we have cash on hand of approximately $24,272.00.

Going Concern

As shown in the accompanying unaudited financial statements, we have an accumulated deficit of $17,373.00 since inception, and a working capital deficit of $10,978.00 as at December 31, 2022 and $(3,498) as at September 30, 2023.  These conditions among others raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we intend to raise capital through our offering.  The unaudited financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the processing of applying our company’s accounting policies. Our company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances.  Our company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the unaudited financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Dated: November 22, 2023
Khachatur Mkrtchyan
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

