Form 10-K
period 2023-12-31
LEGEND SPICES, INC.
filed 2024-04-19
CIK 1970129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-271201

LEGEND SPICES INC.
(Exact name of registrant as specified in its charter)

Nevada	38-4247159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Kajaznuni Street, Apt. 70, Yerevan Armenia	0070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +374 (99) 432000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was: N/A.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,850,000 common shares as of March 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” mean Legend Spices Inc., unless otherwise indicated.

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

Our Current Business

Legend Spices is a manufacturer of seasonings, dried herbs and greens, black and red pepper that enhances the flavor of food. Legend Spices was established in 2021 after extensive tastings and product evaluations with food industry consultants and potential customers. Legend Spices purchased the brand name Sacred Spices, recipes and remaining inventory of a company named Sacred Spices Inc, which was going out of business.

Currently, the ingredients for our spices are sourced from various individual local suppliers, Cardinal International LLC, and Avan Salt Factory. The mixing is done using a uniquely formulated recipe that we possess. Since the required quantities are small, mixing and packaging is all done on the sole director’s property in a separate edifice, where we have created a sterile facility used exclusively for preparing and packaging spices. Staff maintains the sterile environment using uniforms, gloves, masks and other PPE (personal protective equipment). Once the spices have been mixed, the mixtures are weighed on a scale, packaged and sealed. Packaging equipment is also purchased from small local suppliers such as TughtArd-Tara LLC for boxes and local print house Studio AV for labels. Delivery and shipping of the spices to stores are done using a personal vehicle, usually on a weekly basis, in sizes according to the stores’ demand.

The company is focused on the foods of the Caucasus, a unique cuisine consisting primarily of grilled skewered meats and fresh vegetables. Our business is the creation of unique seasonings made from spices, herbs and salt sourced from Armenia into a family of products called Legend Spices.

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

The shared landscape combined with its location on ancient trading routes has endowed this region with a unique natural diversity and cultural history. By virtue of its physical attributes, the Southern Caucasus possesses a unique character that is well suited to the fast growing and increasingly diversified sustainable tourism market. The region is a perfect candidate for the new “adventure” tourism trends. This region is also relatively safe, cheap and easy to reach (from both Europe and Asia), and yet, it’s still pretty much off the beaten path.

Although each republic possesses its own characteristics, they share numerous traditions especially related to food. Caucasian cuisine is still relatively unknown to those living in the United States, Canada, and Europe. The cuisines are similar to each other with some regional variations. At Legend Spices, we see this region as an ascending tourist destination and consider it an opportunity to recreate these same flavors at home—creating an entirely new segment in the spices and seasonings category.

There is also a large number of Caucasian (especially Armenian) ex-pats living in North America and Europe who wish to acquire a taste of home away from home. There are many North Americans and Europeans with Caucasian heritage who have never been to their motherland and wish to connect with their roots. We hope this group will be eager to create the cuisine of their heritage in their kitchens. Homesick ex-pats eager to recreate the flavors of their homeland is another potential market. These highlighted groups will be our initial target market for Legend Spices products. Since these Caucasus cultures and cuisines are so interconnected, we hope our spices will appeal to all ex-pats from this region including Armenians, Georgians and Azeris living in North America and Europe.

Our seasonings will compete in the “meal makers” category of seasonings. Meal makers are ready-made mixtures of herbs and spices. The consumer only needs to add the “meal maker” to raw meat or vegetables and cook. “Meal Makers” are the fastest growing category in the consumer spices market.

Currently, Legend Spices has developed seven seasonings, fourteen dried herbs and greens, fenugreek, garlic powder, red (hot and sweet) and black (granules and ground) peppers.

Our Products

Currently, the seasoning varieties we offer and their ingredients are as follows:

Seasoning	Ingredient(s)
Heavenly Meat Spice aka “ST” Sensational Taste	wild savory, oregano, red and black pepper, mountain salt
Magic Salad aka “HA” Happy Appetite	wild coriander, sumac, black pepper and hibiscus, mountain salt
Miracle Fish Spice aka “AN” Armenian Nobility	wild dill, coriander, white pepper and garlic, mountain salt
Holy Chicken Seasoning aka “YA” Yummy Armenian	wild fenugreek, turmeric, garlic and red pepper, mountain salt
Seasoning for Pilaf and potatoes	wild fenugreek, turmeric, garlic powder, red pepper, and mountain salt
Seasoning for potatoes and veggies	wild savory, oregano, red and black peppers, mountain salt
Seasoning for Korean carrot	Coriander seeds, garlic powder, red, black, and white peppers, sugar
Red sweet pepper	Red sweet pepper
Red hot pepper	Red hot pepper
Black ground pepper	Black ground pepper
Black pepper in granules	Black pepper in granules

 ____________________

4 https://www.wheelandanchor.ca/2019/06/take-a-culinary-trip-to-georgia-armenia-and-azerbaijan-for-the-hearty-cuisine-of-the-caucasus/

Herbs and Greens	Ingredient(s)
Thyme	Wildly grown, naturally dried thyme
Chamomile	Wildly grown, naturally dried chamomile
Mint	Wildly grown, naturally dried mint
Peppermint	Wildly grown, naturally dried peppermint
Parsley	Wildly grown, naturally dried ground parsley
Coriander	Wildly grown, naturally dried ground coriander
Savory	Wildly grown, naturally dried rosemary
Basil	Wildly grown, naturally dried basil
Tarragon	Wildly grown, naturally dried tarragon
Dill	Wildly grown, naturally dried ground dill
Mixed greens	Wildly grown, naturally dried basil, parsley, dill, coriander, rosemary
Oregano	Wildly grown, naturally dried ground oregano
Bay Leaf	Wildly grown, naturally dried bay leaves
Thyme (ground)	Wildly grown, naturally dried ground thyme
Mint (ground)	Wildly grown, naturally dried ground mint

Legend Spices seasonings balance two main ingredients—aromatic herbals and salt. The salt we use is collected in the high mountains near the capital city of Yerevan, Armenia. It is extracted manually without the use of explosives, and then dried under the sun. A characteristic grayish-brown color is given to the product by trace amounts of manganese oxide. There are different sizes and structures—from fine-grained friable to large crystalline. It is a product of ancient marine deposits of the Jurassic period (more than 250,000 million years ago). Ancient civilizations used this salt to store fish and meat and called it “white gold”.

Sales Literature

We are currently working on a line of brochures and sales materials to assist our marketing agents, retailers and in-store promotions. Our website, https://Legendspices.com presents a description of products with photos along with popular recipes.

Sourcing

The salt and most of the spices and herbs we use in our products are sourced from Armenia. Due to its high elevation and unique location, Armenia is renowned for its plentiful and high-quality herbs, spices and salts. Armenia is a small mountainous country on the Armenian Plateau in the South of the Caucasus. Phyto-geographically, Armenia is situated at the junction of two floristic provinces — Caucasian and Armenian-Iranian. The peculiarity of each, enhanced by different conditions, lead to a rich variety of the country’s flora and vegetation. The mountainous nature of Armenia results in a series of highly diverse landscapes: seven distinct landscape types are described in Armenia — from deserts to alpine lands.

The great diversity of ecosystems and vegetation types is correlated with the variety of landscapes, ranging from sand deserts and semi-deserts situated at 400 m above sea level to alpine meadows and turfs at 3000 m, from xeric mountain formations to wetland vegetation, and from mesophilous forests to feather grass steppes.

Flora of Armenia includes about 3500 species of vascular plants and is very unique in its kind. Armenia is a center of species diversity for many genera such as cornflower, pear, and astragal (more than 120 species). The well-known agronomist, botanist and geneticist N.I.Vavilov identified Armenia as one of the centers of biodiversity for wild relatives of cultivated plants and as one of the Asia Minor centers of origin of cultivated plants.

Future Products

The addition of new products is crucial to our future success. We are looking to add additional seasoning products to the Caucasian product line including blends with unique mono-spice ingredients like “Monk's pepper” (Vitex Agnus-Castus). In the future, we would also like to develop other ethnic-focused seasonings.

Suppliers

We signed an agreement with Sacred Spices Inc. to buy their brand name, remaining stock, recipes and intangible assets and basically continue production of Sacred Spices seasonings and spices.

In December 2022, we started negotiations with an American company named R-aks (https://r-aks.com). Pursuant to this agreement, currently pending, we will grant the exclusive right to sell and distribute our seasoning products in the USA for a period of three years. Negotiations are ongoing with them as well as with other potential distributors.

We are planning to buy pouches for our future products from American company called PBFY, once the quantities purchased from Sacred Spices end.

In August 2022 we hired Studio AV LLC to update the design of labels of our main products. In order to introduce our products more attractively, new boxes with company’s logo will be ordered in Tught Ard and Tara LLC, where Sacred Spices ordered their boxes before. This will allow to represent our products in stores and make them recognizable.

Competition

The seasonings and spices market in North America is dominated by both foreign and domestic producers. The major domestic distributer of spices and seasonings in the United States is McCormick & Company, Inc. with over 160 million consumers in the United States in 2020 alone. McCormick & Company, Inc is also a major domestic distributer in Canada with its Ontario-based subsidiary McCormick Canada. As illustrated in the chart below, the second most popular spices and seasonings bought by American consumers is Lawry's®, which is also owned by McCormick & Company, Inc.

The European market for seasonings and spices (mainly Germany and Italy) is a target for Legend Spices products since the local production of herbs, spices, and seasonings in Europe is very limited, and countries will mainly rely on imports. Studies by Mordor Intelligence have deemed the European seasonings and spices market to be fragmented without too many dominant players. The major competitors in the European industry are Saigon Hanoi Imexco Ltd., Doehler Group SE, Fuchs North America, Kerry Group PLC, and McCormick & Company Inc.

We are currently selling our products in Armenia while looking for new markets in Europe and North America. Our mission is to present authentic seasonings and spices for Caucasian cuisine to North America and Europe. By positioning ourselves in this niche ethnic cuisine category, avoiding direct competition with other more established brands, we hope to appeal to consumers who are searching for something unique or want to replicate their favorite Caucasian foods they enjoy in restaurants or during their travels.

Research and Development

We have not incurred any research and development expenditures over the last two fiscal years.

Intellectual Property

We believe that our brand is important to our success and our competitive position. On March 2, 2020, our trademark has been registered by Intellectual Property Agency of Republic of Armenia by Sacred Spices and rights now belong to Legend Spices. We may trademark in other jurisdictions as the need arises.

Employees

We have no employees other than our sole director and officer. Management and office administration services are provided by Khachatur Mkrtchyan.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

The fact that we have generated minimal revenues since our inception raises substantial doubt about our ability to continue as a going concern.

We have generated minimal revenues since our inception on May 10, 2021. Since we are still in the early stages of operating company and because of the lack of operating history, we will likely continue to incur operating expenses with minimal revenues for the foreseeable future.

We require capital in order to take the necessary steps to grow our business

Currently, we do not have available funds to develop new seasonings or fund other operating and general and administrative expenses necessary to grow our business. Further, we do not have the funds available to hire independent contractors. If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy. As of the date of this annual report, we have minimal operations and generated minimal revenues during the year ended December 31, 2023. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in our company to be worthless.

There is reason for doubt about our ability to continue as a going concern.

We incurred a net loss of $78,152 for the period from May 10, 2021 (date of inception) to December 31, 2023. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is depending upon our ability to generate future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will continue to incur operating expenses with minimal revenues for the foreseeable future. We cannot assure that we will be able to generate enough sales through our website to obtain significant revenues. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail, and you may lose some or all of your investment in our commons stock.

Our success depends heavily on Khachatur Mkrtchyan and his contacts

The success of our company will depend on the abilities of Khachatur Mkrtchyan, the President and Chief Executive Officer of our company, to generate business from his existing contacts and relationships within the Food industry in Armenia. The loss of Mr. Mkrtchyan will have a material adverse effect on our business, results of operations (if any) and financial condition. In addition, the loss of Mr. Mkrtchyan may force us to seek a replacement who may have less experience, fewer contacts, or less understanding of our business. Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Mkrtchyan, which could force us to curtail its operations and/or cause any investment in us to become worthless. We do not have an employment agreement with Mr. Mkrtchyan nor any key person insurance on Mr. Mkrtchyan

Our senior management has never managed a public company.

The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our senior management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

All of our assets and our director and officer are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our director or officer.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole director and officer is a national and/or resident of countries other than the United States, and all or a substantial portion of such person’s assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or any of our directors or officers.

Because Khachatur Mkrtchyan, our Chief Executive Officer controls a large percentage of our common stock, he has the ability to influence matters affecting our stockholders.

Khachatur Mkrtchyan, our Chief Executive Officer and sole director, beneficially owns 73% of our issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Mkrtchyan could result in management making decisions that are in his best interest and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

We are exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.

We intend to sell our product in Armenia, Europe and North America but report in US dollars. As a result, there is exposure to foreign currency risk as we enter into transactions denominated in foreign currencies. Our predominant exposures are in the Armenian Dram. With respect to the effects on earnings, if the US currency strengthens relative to other currencies, our earnings could be negatively impacted. The translation impact may be more material in the future. We have not utilized risk management tools such as hedging.

We acquire many products from our suppliers that are manufactured in Armenia. To the extent the Dram or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. We may not be successful at increasing customer pricing or other actions in an effort to mitigate the related cost increases and thus our profitability may be adversely impacted.

Our business is subject to risks associated with sourcing and manufacturing in Armenia.

Our future operations could be adversely affected by various factors including changes in Armenia’s regional, political or economic conditions. Armenia is currently blockaded on two of its four borders by Azerbaijan and Turkey. This situation is a result of a territorial dispute between Armenia and Azerbaijan leading to the Nagorno-Karabakh War (1988–1994). Although Russia, France and the United States are currently attempting to broker an end to this crisis, this dispute is currently ongoing. There have been two notable attacks on Nagorno-Karabakh in the past few years. In September of 2020, there was a series of Azerbaijani attacks on the Armenian positions in the disputed Nagorno-Karabakh region resulting in multiple civilian and military deaths, named the Second Nagorno-Karabakh War with Armenia declaring martial law and being under attack for 44 days. There were also large-scale clashes in September of 2022, that included attacks on the positions inside the Republic of Armenia and not just on the nearby Nagorno-Karabakh region. These events also lead to disapproval of the political system of Armenia by its citizens, resulting in demonstrations on the streets and although Armenia currently has a functioning market economy, the overall situation in the country is unstable.

We believe that these attacks have severely hurt the Armenian economy. If war restarts again, our exports may be interrupted indefinitely. If we cannot export our product, we will be unable to implement our business plan.

Externally, the availability of only two export routes out of Armenia means the closing of borders or other trade restrictions imposed by Armenia’s neighbors are an operational risk. Although landlocked, Armenia maintains positive relations with Iran and Georgia through which many of its exports travel.

However, Armenia has joined numerous international organizations including the United Nations, World Trade Organization, the Council of Europe, La Francophonie and many others.

We have only one office and if we encounter difficulties associated with our office or if it were forced to shut down for any reason, we could face shortages of inventory that would have a material adverse effect on our business operations.

Our only office is located in Yerevan, Armenia. This office currently supports our entire business. All of our seasonings are shipped to this office from our vendor and then shipped from our distribution center to our e-commerce customers. Our success depends on the timely and frequent receipt of merchandise by our e-commerce customers. The efficient flow of such merchandise requires that we have adequate capacity at our office to support our current level of operations and the anticipated increased levels that may follow from our growth plans. If the operation of our office were to be disrupted or if it were to shut down for any reason or its contents were to be destroyed or damaged, including due to fire, severe weather, or other natural disaster, we could face shortages of inventory, resulting in “out-of-stock” conditions, and would incur additional cost to replace any destroyed or damaged product. Such an event may negatively impact our sales and may cause us to incur significantly higher costs and longer lead times associated with delivering products to e-commerce customers. This could have a material adverse effect on our business and harm our reputation.

We need to find distributors in Europe and North America for the long-term success of our product.

Although we have an agreements in place to distribute our products in Armenia and the USA, we must find distributors in Europe and Canada. At the moment we have started negotiations for an agreement with a company named "R-aks", whose main objective is to import and introduce various products from Armenia and Caucasus region to the American market. As per request of R-aks, the FDA approval of two of our main products is complete, and the others are in process, samples have been sent to the FDA Lab in Armenia3, to be eligible for export of the products to the USA. If we are unable to finalize the mentioned agreement with the distributor or find another one in those countries, we will be unable to implement our business plan.

Our limited operating history makes it difficult to forecast our future results, making any investment in our company highly speculative.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

Our losses raise substantial doubt as to whether we can continue as a going concern.

We had cumulative operating losses through December 31, 2023 of $78,523.  This factor among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Because our business is highly concentrated on a single, discretionary product category, food seasonings, we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of developing, sourcing, marketing, and selling food seasonings. Consumer preferences often change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the flavor enhancements, anticipate shifts in consumer tastes and help drive growth of the overall seasonings market. Any future shifts in consumer preferences away from seasonings would also have a material adverse effect on our results of operations.

Consumer purchases of specialty retail products, including our products, are historically affected by economic conditions such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, tax rates, fuel prices and the level of consumer confidence in prevailing and future economic conditions. These discretionary consumer purchases may decline during recessionary periods or at other times when disposable income is lower. In addition, increases in utility, fuel, commodity price and corporate income tax levels could affect our cost of doing business, including transportation costs of our third-party service providers, causing our suppliers and such service providers to seek to recover these increases through increased prices charged to us. Our financial performance may become susceptible to economic and other conditions in regions or states where our seasonings are shipped. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

Our success depends, in part, on our ability to source, develop and market new varieties of Seasonings that meet our high standards and customer preferences.

We currently offer four varieties of seasonings. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of seasonings that both meet our standards for quality and appeal to customers’ preferences. Failure to innovate, develop, source, market and price new varieties of seasonings that consumers want to buy could lead to a decrease in our sales and profitability.

Our growth will place significant strains on our resources

Since inception on May 10, 2021, we had little operations. We are currently in the development stage, with little operations, and have generated minimal revenues since inception. Our growth, if any, is expected to place a significant strain on our managerial, operational, and financial resources as we currently have only one employee and will likely continue to have limited employees in the future. Furthermore, assuming we release our products and establish a customer base, it will be required to manage multiple relationships with various distributors and other third parties. These requirements will be exacerbated in the event of our further growth or in the number of its distribution contracts. There can be no assurance that our systems, procedures, or controls will be adequate to support our operations or that we will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. Our future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If we are unable to manage growth effectively, our business, results of operations and financial condition will be adversely affected.

Our Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Bylaws, provide that every person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person of whom he is the legal representative is or was a Director or officer of our company is or was serving at the request of our company or for its benefit as a Director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the general corporation law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Thus, our company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for our company. Such an indemnification payment might deplete our assets. Stockholders who have questions respecting the fiduciary obligations of the officers and Directors of our company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

If we become a fully reporting public company, we will incur significant increased costs in connection with compliance with section 404 of the Sarbanes Oxley act, and our management will be required to devote substantial time to new compliance initiatives.

If this Registration Statement becomes effective and we become a fully reporting public company, we anticipate incurring significant legal, accounting, and other expenses in connection with this status. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an “Emerging Growth Company” under The Jobs Act, we are permitted to rely on exemptions from certain disclosure requirements

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-pay frequency;” and
•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”  for a further discussion of this exemption

RISKS RELATED TO OUR STATUS AS A PUBLIC COMPANY

We are and plan to continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are and plan to continue to be required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The incurrence of such costs is an expense to our operations, may increase as we grow and therefore have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

•

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our Chief Executive Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We are taking additional steps to remedy these material weaknesses. However, we expect to incur additional expenses and diversion of management’s time in order to do so, which may adversely affect our business, results of operations and financial condition. Further effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors.

Public companies are subject to risks relating to securities fraud and derivative lawsuits, which may have a material adverse effect on our business, operations, and financial results.

As a publicly traded company, we are subject to state and federal securities laws. There is a risk that we may be subject to lawsuits that allege that we have violated such laws. Such a lawsuit would cause us to incur significant legal fees and could take up significant time of our executive officers and directors. We may be unable to defend or settle such an action, causing a material adverse effect on our business, operations, and financial results.

Such allegations could materially harm our reputation among investors and damage our ability to raise funds, issue securities, or remain liquid. It may reduce trading volume and cause a significant decline in the market price of our shares, damaging your ability to sell your shares. We do not currently have directors’ and officers’ insurance.

RISKS RELATING TO OUR COMMON STOCK

Investors may face significant restrictions on the resale of our common stock due to Federal regulations on penny stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop or be sustained.  We intend to identify a market maker to file an application with FINRA to have our common stock quoted on the OTCQB. We must satisfy certain criteria in order for our application to be accepted. There can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the OTCQB or a public market for our common stock may not materialize if it becomes quoted.

If our securities are not eligible for initial or continued quotation on the OTCQB or if a public trading market does not develop, purchasers of the common stock may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

If we do not file a Registration Statement on Form 8-A to become a mandatory reporting company under Section 12(g) of the Securities Exchange Act of 1934, we will continue as reporting company and will not be subject to the proxy statement requirements, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity, all of which could reduce the value of your investment and the amount of publicly available information about us.

We will file periodic reports with the Securities and Exchange Commission through December 31, 2023, including a Form 10-K for the year ended December 31, 2023. We intend voluntarily to file a registration statement on Form 8-A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million. If we do not file a registration statement on Form 8-A we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

Because we do not intend to pay any dividends on our common stock; holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

Any future additional issuances of our common stock may result in immediate dilution to existing shareholders.

We are authorized to issue up to 500,000,000 shares of common stock, of which 6,850,000 shares are issued and outstanding as of the date of this annual report.  Our Board of Directors has the authority, without the consent of any of our stockholders, to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges attached to such shares. Any future additional issuances of our common stock will result in immediate dilution to our existing shareholders’ interests, which may have a dilutive impact on our existing shareholders and could negatively affect the value of your shares.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Presently, we do not own any interests in any real property. Our sole director and officer, has provided us with office space in his residence. This location currently serves as our primary office for planning and implementing our business plan. This location is also where our products are mixed, packaged and shipped from. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. Our sole director and officer does not charge our company for use of this space.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us, except for the following:

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock.

We intend to seek a market maker to file an application with FINRA to have our common stock quoted on the OTC Markets. We will have to satisfy certain criteria in order for our application to be accepted. There can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the OTC Markets, or, even if quoted, a public market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

There were 34 holders of record of our common stock as of December 31, 2023.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

N/A

Convertible Securities

As of December 31, 2023, we had no outstanding warrants or options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2023.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this annual report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 9, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until we are either no longer an “emerging growth company” or we affirmatively and irrevocably opt out of the extended transition period. As a result of our election to rely on the extended transition period, our financial statements may not be comparable to the financial statements of other public companies. During this extended transition period we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2023 and 2022, together with notes thereto, which are included in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

 We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Results of Operations

For the year ended December 31, 2023 compared with December 31, 2022

The following table summarizes our operating results for the period from Jan 01, 2023 to December 31, 2023:

	From Jan 01, 2022 to December 31, 2022	From Jan 01, 2023 to December 31, 2023
Revenue	$4,599.00	$5,794.00
Cost of Sales	4,567.00	5,126.00
Expenses	9,940.00	63,488.00
Net Loss	$(9,908.00)	$(62,820.00)

Revenue and Cost of Sales

During the year from ended December 31, 2023, we generated revenues of $5,794.00 with cost of sales of $5,126.00, resulting in gross margin of $668. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients and packaging.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the year ended December 31, 2023, we incurred expenses of $63,488.00, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the preparation of the registration statement for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

 Liquidity and Capital Resources

As at December 31, 2023
Current assets	$4,946.00
Current liabilities	5,162.00
Working capital deficit	$(216)

As at December 31, 2023, we had cash of $16.00, Account receivables of $2,539, Inventories of $2,391 and working capital deficit of $216. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

Cash Requirements

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $100,000.00 to fund our operating expenditures for the next twelve-month period, see the chart on the next page.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve-month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. We plan to raise capital through share offerings and loans from our director, provided that such funding continues to be available to our company. We plan to continue to seek additional funds from our director to fund our day-to-day operations until an offering is completed. We have no guarantee that our director will continue to fund our day-to-day operations. The issuance of additional equity securities may be required by our company in the future and may result in a significant dilution in the equity interests of stockholders. There is no assurance that we will be able to obtain further funds if required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Product Research and Development

We anticipate that we will spend $5,000 on research and development over the twelve-month period ending December 31, 2024.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2024.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2023.

Cashflows from Investing Activities

For the year ended December 31, 2023 and 2022, we did not have any investing activities.

Cashflows from Financing Activities

For the year ended December 31, 2023 and 2022, we did not have any financing activities other than issuing 1,850,000 shares in a private placement.

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

The following chart provides an overview of our budgeted expenditures for the next 12 months.  The expenditures are categorized by significant area of activity.

Legal and accounting	$30,000
Salaries	15,000
Contract marketing services	10,000
Raw material purchases	10,000
Travel expenses for overseas promotion	10,000
FDA approval of all products	10,000
Advertising/Promotion	15,000
$100,000

As of December 31, 2023, we have cash on hand of approximately $16.00

Going Concern

As shown in the accompanying financial statements, we have an accumulated deficit of $78,152.00 since inception. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through an offering of our common shares. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Gries & Associates, LLC
Certified Public Accountants
501 S. Cherry Street, Ste 1100
Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Legend Spices, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Legend Spices, Inc. (the Company) as of December 31, 2022 and 2021, respectively and the related statement of operations, stockholders' deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $10,986. For the year ended December 31, 2022, the Company had a net loss of $10,554. These factors create an uncertainty as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

Denver, Colorado
March 10, 2023
PCAOB# 6778

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246
(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Page | 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Legend Spices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legends Spices, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

April 17,2024

We have served as the Company’s auditor since 2023.

Green Growth CPAs

Los Angeles, California

PCAOB ID Number 6580

Legend Spices, Inc.

Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash in Bank	$16	$199
Accounts Receivable	2,539	2,171
Inventories	2,391	3,068
Total current assets	4,946	5,438

Total assets	$4,946	$5,438

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Income and other taxes payable	$112	$110
Accounts payable	5,050	6,894
Due to related parties	-	-
Total current liabilities	5,162	7,004
Long-term liabilities
Due to related parties	36,833	9,412
Total long-term liabilities	36,833	9,412
Total liabilities	41,995	16,416

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 50,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively. In 2023 5,000,000 common shares were issued at $0.001 par value per share, 1,850,000 of which were placed.	2,350	500
Additional paid in capital	39,554	4,500
Other comprehensive loss	(801)	(646)
Accumulated deficit	(78,152)	(15,332)
Total stockholders' deficit	(37,049)	(10,978)

Total liabilities and stockholders' deficit	$4,946	$5,438

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statements of Operations

	December 31, 2023	December 31, 2022
Sales	$5,794	4,599
Cost of Goods sold	5,126	4,567

Gross Profit	668	32

Operating expenses
Wages and benefits	3,058	2,186
Professional Fees	59,054	6,000
General and administration	1,376	1,754
Total operating expenses	63,488	9,940

Net Loss from operations	(62,820)	(9,908)

Income taxes	-	-

Net Loss	$(62,820)	(9,908)

Foreign currency loss	(155)	(646)

Net comprehensive loss	(62,975)	(10,554)

Net loss per common share
Basic and diluted	$(0.00)	(0.00)

Weighted average number of common shares	5,329,452	5,000,000
Basic and diluted	5,329,452	5,000,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statement of Stockholders' Deficit

	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	loss	Deficit	Deficit
Stockholders' Deficit December 31, 2022	5,000,000	500	4,500	(646)	(15,332)	(10,978)
Net loss for the period					(62,820)	(62,820)
Issuance of common stock	1,850,000	1,850	35,054			36,904
Foreign currency loss				(155)		(155)
Stockholders' Deficit December 31, 2023	6,850,000	2,350	39,554	(801)	(78,152)	(37,049)
Stockholders' Deficit December 31, 2021	5,000,000	500	4,500	-	(5,424)	(424)
Foreign currency loss				(646)		(646)
Net loss for the period	-	-	-	-	(9,908)	(9,908)
Stockholders' Deficit December 31, 2022	5,000,000	$500	$4,500	(646)	$(15,332)	$(10,978)

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statements of Cash Flows

	December 31,	December 31,
	2023	2022

Net loss	$(62,820)	$(9,908)
Inventories	677	(3,068)
Receivables	(368)	(2,171)
Accounts Payable	(1,844)	6,894
Accruals	(2)	110

Net cash used in operating activities	(64,353)	(8,143)

FINANCING ACTIVITIES
Related party notes payable	27,421	8,988
Issuance of common stock	36,904	-
Net cash provided by financing activities	64,325	8,988

NET CHANGE IN CASH	(28)	845
Effect of exchange rate changes on cash and equivalents	(155)	(646)

CASH, Beginning	199	-

CASH, Ending	$16	$199

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Notes to Financial Statements for the year ended December 31, 2023

1. Nature of the business

Legend Spices, Inc. (“the Company”) is incorporated under the Nevada Business Corporation Act. Its principal business activity is production and sales of seasonings and spices.

2. Significant accounting policies:

(a) Basis of presentation:

(i) Basis of accounting

These financial statements have been prepared in accordance with US GAAP and are in accordance with US GAAP. Certain amounts from the prior year have been reclassified for comparability purposes.

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

(b) Revenue recognition:

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company only records revenue when collectability is probable.

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

(e) Future income taxes:

The Company uses the tax payable method of accounting for income taxes. The tax payable method records is where the tax expense is equal to the provision for taxes payable in a particular period and deferred income tax is not recognized.

(F) Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include valuation of accounts receivable and inventory,. Actual results could differ from those estimates.

(g) Foreign currency translation:

Monetary assets and liabilities denominated in foreign currencies are translated at the prevailing rates of exchange at the balance sheet date. Revenues and expenses are translated at the exchange rates prevailing on the transaction dates. Realized and unrealized exchange gains and losses are included in earnings. The Company does not use derivative instruments to mitigate foreign exchange risk. As the company’s main production and sales are in Armeni, the functional currency is AMD.

3. Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2023, the Company had $16 cash on hand. At December 31, 2023, the Company has an accumulated deficit of $78,152. For the year ended December 31, 2023, the Company had a net loss of $62,975, and cash used in operations of $64,353. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital while it generates profitable operations. However, there is no guarantee the Company will generate profitable operations or raise capital to continue operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent accounting pronouncements

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4. Net Earnings Per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows for the following fiscal years ended:

	December 31,	December 31,
	2023	2022
Numerator
Net comprehensive loss	$(62,975)	$(10,554)
Denominator
Weighted-average shares used to compute basic EPS	5,329,452	5,000,000
Weighted-average shares used to compute diluted EPS	5,329,452	5,000,000
Net (loss) earnings per share
Basic	$(0.0118)	$(0.0021)
Diluted	(0.0118)	$(0.0021)

Net (loss) earnings available to participating securities were not significant for fiscal years 2023 and 2022.

5. Loan from Shareholders:

The amounts advanced from/to the shareholders are non-interest bearing and have no specified terms of repayment and are subordinated to the bank.

6. Financial assets and liabilities:

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

7. Subsequent events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2023, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

"Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2023, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Inherent Limitations –

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting –

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Khachatur Mkrtchyan	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Khachatur Mkrtchyan, Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary

Khachatur Mkrtchyan, age 48, has had a passion for cooking ever since his childhood. His father was a professional chef and his mother helped out in the kitchen, and they would cook for all his relatives, the flavors and aromas of ethnic spices filling his household. While growing up, his taste palette developed and so did his love for cooking and all things food-related. After having children of his own, he starting cooking various dishes for them, trying out all sorts of recipes. When he moved his family to Canada, he realized that his children were losing the connection to their roots and what better way to remind them of home than with traditional cuisine. So, upon seeing that the company Sacred Spices was going out of business, he decided to take his passion for cooking further and purchase the company including all the products, formulas, recipes, and supplies.

In terms of his professional career, Khachatur graduated from the Armenian State University of Economics in 1998 with a degree in management and went to do his military service. After two years of military service, he continued his studies and completed his post-graduate finance studies at the above mentioned university. In 2008, he immigrated to Canada with his family where he started studying to earn the designation of “CGA” or “Certified General Accountant,” which he achieved in 2012. In the following year, he was named chief financial officer of LDA Technologies Ltd., and worked there until April 2024. Also in 2013, he joined the “ACCA” or Association of Chartered Certified Accountants. In 2018, he received “FCCA” status, which is the highest achievement awarded to ACCA members after 5 years of continuous membership and Continuous Professional Development (CPD) compliance. During the years of 2011-2014, he was partner and CFO at R&D Arts Inc. Upon leaving in 2014, he opened his own accounting firm named “Accounting Bureau” in Canada. In 2021, feeding his interest for hospitality, Khachatur founded and opened Arch Apart Hotel to the Armenian and international public. Also in 2021, he decided to pursue his passions other than accounting, which he did by purchasing products, formulas, recipes, and supplies from the company Sacred Spices..

Employment Agreements

We have no formal employment agreement with our director and officer.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2023, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics wad attached as Exhibit 14.1 to our registration statement on Form S-1 filed on April 10, 2023. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2023, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation, or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2023 and 2022; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2023 and 2022, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Khachatur Mkrtchyan(1) President, Treasurer,Secretary, and Director	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Khachatur Mkrtchyan acted as president, treasurer, secretary and director of our company since inception on May 10, 2021.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2023 Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

None.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 1, 2024, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 1, 2024, there were 6,850,000 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Khachatur Mkrtchyan 14 Kajaznuni Street, Apt. 70 Yerevan 0070, Armenia Tel: +374 (99) 432000	5,000,000	72.993%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. In this case there are no convertible securities and no acquisition rights outstanding. As a result, the percentage of outstanding shares of the person shown in this table reflects the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding April 1, 2024. As of April 1, 2024, we had 6,850,000 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2023, we owed $36,833.00 to the President of our company for expenses paid on our behalf. The amount owing is unsecured, non-interest bearing, and due on demand.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We currently act with one director – Mr. Mkrtchyan.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees	6,000	6,000
Audit Related Fees	9,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	15,000	6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)
3.2	Bylaws (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)

(10)	Material Contracts

14.1	Code of Ethics (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LEGEND SPICES, INC.
(Registrant)

Dated: April 19, 2024
Khachatur Mkrtchyan
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

