Form 10-Q
period 2024-06-30
LEGEND SPICES, INC.
filed 2024-08-19
CIK 1970129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,850,000 common shares issued and outstanding as of Aug 12, 2024

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed financial statements for the three-months and six-months period ended June 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,
	2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash in Bank	$601	$16
Accounts Receivable	1,812	2,539
Inventories	3,081	2,391
Total current assets	5,494	4,946

Total assets	$5,494	$4,946

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Income and other taxes payable	$149	$112
Accounts payable	4,283	5,050
Total current liabilities	4,432	5,162
Long-term liabilities
Due to related parties	57,381	36,833
Total long-term liabilities	57,381	36,833
Total liabilities	61,813	41,995

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized zero shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 and 6,850,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	2,350	2,350
Additional paid in capital	39,554	39,554
Other comprehensive loss	(19,270)	(801)
Accumulated deficit	(78,953)	(78,152)
Total stockholders' deficit	(56,319)	(37,049)

Total liabilities and stockholders' deficit	$5,494	$4,946

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Operations

Period ended

	June 30, 2024 (3 months)	June 30, 2023 (3 months)	June 30, 2024 (6 months)	June 30, 2023 (6 months)
Sales	$1,217	1,204	$2,986	2,431
Cost of Goods sold	767	1,138	2,058	2,583

Gross profit / (Loss)	450	66	928	(152)

Operating expenses
Wages and benefits	771	775	1,515	1,539
Professional Fees	12,317	5,840	17,211	11,802
Sales and marketing	29	-	29	-
General and administration	17	33	33	733
Total operating expenses	13,134	6,648	18,788	14,074

Net Loss from operations	(12,684)	(6,582)	(17,860)	(14,226)

Other expenses
Other expenses	-	-	-	-

Net Loss before income taxes	(12,684)	(6,582)	(17,860)	(14,226)

Income taxes	-	-	-	-

Net Loss	$(12,684)	$(6,582)	$(17,860)	$(14,226)

Foreign currency loss	(476)	-	(1,410)	(1,504)

Net comprehensive loss	(13,160)	(6,582)	(19,270)	(15,730)

Net loss per common share
Basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	5,000,000	6,850,000	5,000,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Deficit

	Common Stock $0.001 Par Value
	Shares	Amount	Additional Paid-in Capital	CS to be issued	Other comprehensive loss	Accumulated Deficit	Total Stockholders' Deficit
Stockholders' Deficit December 31, 2023	6,850,000	2,350	39,554		(801)	(78,152)	(37,049)
Net loss for the period						(17,860)	(17,860)
Foreign currency loss					(1,410)		(1,410)
Stockholders' Deficit June 30, 2024	6,850,000	2,350	39,554		(2,211)	(96,012)	(56,319)
Stockholders' Deficit December 31, 2022	5,000,000	500	4,500	-	-	(15,332)	(10,978)
Net loss for the period						(14,226)	(14,226)
Foreign currency loss					(1,504)		(1,504)
Stockholders' Deficit June 30, 2023	5,000,000	$500	$4,500	$-	(1,504)	(30,204)	(26,708)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	June 30,	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income loss	$(17,860)	$(14,226)
Changes in:
Inventories	(690)	(488)
Receivables	727	199
Accounts Payable	(767)	(5,689)
Accruals	37	(33)

Net cash used by operating activities	(18,553)	(20,237)

FINANCING ACTIVITIES
Related party note borrowings	20,548	21,730
Related party note repayments	-	-
Net cash provided by financing activities	20,548	21,730

NET CHANGE IN CASH	1,995	1,493

Foreign Currency change	(1,410)	(1,504)

CASH, Beginning	16	199

CASH, Ending	$601	$188

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Notes to Unaudited Condensed Financial Statements for six months period ended June 30, 2024

1.	Nature of the Business

Legend Spices, Inc. (“the Company”) is incorporated under the Nevada Business Corporation Act. Its principal business activity is production and sales of seasonings and spices.

2.	Significant accounting policies:

(a)	Basis of presentation:

(i)	Basis of accounting

These unaudited condensed financial statements have been prepared in accordance with US GAAP and are in accordance with US GAAP.

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

As shown in the accompanying unaudited condensed financial statements, we have an accumulated deficit of $96,012 since inception, and a working capital deficit of $216 as at December 31, 2023 and working capital $1,062 as at June 30, 2024.  These conditions among others raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we intend to raise capital through our offering.  The unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.	Advances from/to shareholders:

The amounts advanced from/to the shareholders are non-interest bearing and have no specified terms of repayment and are subordinated to the bank.

5.	Earnings per share

	June 30, 2024 (6 months)	June 30, 2023 (6 months)	June 30, 2024 (3 months)	June 30, 2023 (3 months)

Weighted average number of common shares
Basic and diluted	6,850,000	5,000,000	6,850,000	5,000,000

* Net loss is less than $0.001 per share.

6.	Financial assets and liabilities:

(a)	Fair value:

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

For the six-month periods ended Jun 30, 2024 and June 30, 2023, the cumulative net operating loss carry-forward from continuing operations is approximately $17,860 and $14,226, respectively, and will expire beginning in the year 2032.

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company's net deferred tax amount is as follows as of June 30, 2024 and June 30, 2023.

	June 30, 2024	June 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	(17,860)	(14,226)
Valuation allowance	(17,860)	(14,226)
Net deferred tax asset	6,850,000	6,850,000

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately 5,176 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2023 has been reduced to 21%.

8.	Subsequent Events:

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

Our unaudited condensed financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Results of Operations

For the periods of six months ended June 30, 2024 compared with June 30, 2023.

The following table summarizes our operating results for the six-month and three-month periods ending June 30, 2023 and ended June 30, 2024:

	Three-month period ended June 30, 2024 (unaudited)	Three-month period ended June 30, 2023 (unaudited)	Six-month period ended June 30, 2024 (unaudited)	Six-month period ended June 30, 2023 (unaudited)
Revenue	$1,217	1,204	$2,986	2,431
Cost of Sales	767	1,138	2,058	2,583
Expenses	13,134	6,648	18,788	14,074
Net Loss	$(12,684)	(6,582)	$(17,860)	(14,226)

Revenue and Cost of Sales

During the six-month period ended June 30, 2024, we generated revenues of $2,986 (122.83% comparing to previous year) with cost of sales of $2,058, resulting in gross margin of $928, 79.67% of six-monthly revenues and 610.53% comparing to previous year. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients 55% and packaging 45%.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the six month period ended June 30, 2024, we incurred expenses of $18,788, primarily consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to assisting a market maker with the filing of the 15c-211 with FINRA for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

For the periods of three months ended June 30, 2024 compared with June 30, 2023.

Revenue and Cost of Sales

During the three-month period ended June 30, 2024, we generated revenues of $1,217 (101.08% comparing to previous year) with cost of sales of $767, resulting in gross margin of $450, 67.40% of three-monthly revenues and 681.82% comparing to previous year. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients 55% and packaging 45%.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the six month and three-month periods ended June 30, 2024, we incurred expenses of $13,134 respectively, primarily consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the assisting a market maker with the filing of the 15c-211 with FINRA for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

	As at June 30, 2024 (unaudited)	As at December 31, 2023 (audited)
Current assets	$5,494	4,946
Current liabilities	4,432	5,162
Working capital (deficit)	$1,062	(216)

As at June 30, 2024, we had cash of $601 and working capital of $1,062. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $100,000 to fund our operating expenditures for the next twelve-month period, as follows:

Legal, and accounting	$30,000
Salaries	15,000
Contract marketing services	10,000
Raw material purchases	10,000
Travel expenses for overseas promotion	10,000
FDA approval of all products	10,000
Advertising/Promotion	15,000
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

Product Research and Development

We anticipate that we will spend $5,000 on research and development over the twelve-month period ending June 30, 2025.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2024.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2023, or as at the six month period ended June 30, 2024.

Cashflows from Investing Activities

For the year ended December 31, 2023 and for the six-month period ended June 30, 2024 we did not have any investing activities.

Cashflows from Financing Activities

For the six-month period ended June 30, 2024, we had net cash used by Operating activities $18,553 and net cash provided by financing activities $20,548. Initial Start-up costs of $31,142 was provided by the CEO and President.

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
$100,000

We had cash on hand of $601 as of June 30, 2024.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2024, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our financial reporting.

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

LEGEND SPICES, INC.
(Registrant)

Dated: August 19, 2024	/s/ Khachactur Mkrtchyan
Khachatur Mkrtchyan
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

