Form 10-Q
period 2024-09-30
LEGEND SPICES, INC.
filed 2024-11-14
CIK 1970129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	LGSP	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,850,000 common shares issued and outstanding as of October 20, 2024

LEGEND SPICES, INC.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed financial statements for the three-months and nine-months period ended September 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$219	$16
Accounts Receivable	1,069	2,539
Inventories	2,945	2,391
Total current assets	4,233	4,946

Total assets	$4,233	$4,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Income and other taxes payable	$303	$112
Accounts payable	4,876	5,050
Total current liabilities	5,179	5,162
Long-term liabilities
Due to related parties	61,752	36,833
Total long-term liabilities	61,752	36,833
Total liabilities	66,931	41,995

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized zero shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 and 6,850,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	2,350	2,350
Additional paid in capital	39,554	39,554
Other comprehensive loss	(2,228)	(801)
Accumulated deficit	(102,374)	(78,152)
Total stockholders’ deficit	(62,698)	(37,049)

Total liabilities and stockholders’ deficit	$4,233	$4,946

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Operations

Period ended

	September 30, 2024 (3 months)	September 30, 2023 (3 months)	September 30, 2024 (9 months)	September 30, 2023 (9 months)
Sales	$1,566	1,663	$4,552	4,289
Cost of Goods sold	958	1,108	3,016	3,800

Gross profit / (Loss)	608	555	1,536	489

Operating expenses
Wages and benefits	789	776	2,304	2,315
Professional Fees	6,173	13,327	23,385	25,088
Sales and marketing	-	-	29	-
General and administration	8	283	40	838
Total operating expenses	6,970	14,386	25,758	28,241

Net Loss from operations	(6,362)	(13,831)	(24,222)	(27,752)

Other expenses
Other expenses	-	-	-	-

Net Loss before income taxes	(6,362)	(13,831)	(24,222)	(27,752)

Income taxes	-	-	-	-

Net Loss	$(6,362)	$(13,831)	$(24,222)	$(27,752)

Foreign currency loss	(17)	(4)	(1,427)	(1,672)

Net comprehensive loss	(6,379)	(13,827)	(25,649)	(29,424)

Net loss per common share
Basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional	CS to	Other		Total
	$0.001 Par Value		Paid-in	be	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	issued	loss	Deficit	Deficit
Stockholders' Deficit December 31, 2023	6,850,000	2,350	39,554	-	(801)	(78,152)	(37,049)
Net loss for the period						(24,222)	(24,222)
Foreign currency loss					(1,427)		(1,427)
Stockholders' Deficit September 30, 2024	6,850,000	2,350	39,554	-	(2,228)	(102,374)	(62,698)
Stockholders' Deficit December 31, 2022	5,000,000	500	4,500	-	-	(15,978)	(10,978)
Net loss for the period						(27,752)	(27,752)
Foreign currency loss					(1,672)		(1,672)
Stockholders' Equity September 30, 2023	6,850,000	$37,404	$4,500	$-	(1,672)	(43,730)	(3,498)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	September 30,	September 30,
	2024	2023
OPERATING ACTIVITIES
Net income loss	$(24,222)	$(27,752)
Changes in:
Inventories	(554)	(362)
Receivables	1,470	(89)
Accounts Payable	(174)	18,282
Accruals	191	30

Net cash used by operating activities	(23,289)	(9,891)

FINANCING ACTIVITIES
Related party note borrowings	24,919	34,035
Net cash provided by financing activities	24,919	34,035

NET CHANGE IN CASH	1,630	24,144

Effect of exchange rate on cash	(1,427)	(71)

Cash at the beginning of the period	16	199

Cash at the end of the period	$219	$24,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

 Notes to Unaudited Condensed Financial Statements for nine months period ended September 30, 2024

1.	Nature of the Business

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

As shown in the accompanying unaudited condensed financial statements, we have an accumulated deficit of $102,374 since inception, and a working capital deficit of $216 as at December 31, 2023 and $946 as at September 30, 2024.  These conditions among others raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we intend to raise capital through our offering.  The unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.	Advances from/to shareholders:

The amounts advanced from/to the shareholders are non-interest bearing and have no specified terms of repayment and are subordinated to the bank.

5.	Earnings per share

	September 30, 2024 (9 months)	September 30, 2023 (9 months)	September 30, 2024 (3 months)	September 30, 2023 (3 months)
Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

* Net loss is less than $0.001 per share.

6.	Financial assets and liabilities:

(a)	Fair value:

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

For the nine-month periods ended September 30, 2024 and September 30, 2023, the cumulative net operating loss carry-forward from continuing operations is approximately $24,222 and $27,752, respectively, and will expire beginning in the year 2032.

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows as of September 30, 2024 and September 30, 2023.

	September 30, 2024	September 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	(24,222)	(27,752)
Valuation allowance	(24,222)	(27,752)
Net deferred tax asset	6,850,000	6,850,000

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $5,176 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

Results of Operations

For the periods of nine months ended September 30, 2024 compared with September 30, 2023.

The following table summarizes our operating results for the nine-month and three-month periods ending September 30, 2023 and ended September 30, 2024:

	Three-month period ended September 30, 2024 (unaudited)	Three-month period ended September 30, 2023 (unaudited)	Nine-month period ended September 30, 2024 (unaudited)	Nine-month period ended September 30, 2023 (unaudited)
Revenue	$1,566	1,663	$4,552	4,289
Cost of Sales	958	1,108	3,016	3,800
Expenses	6,970	14,386	25,758	28,241
Net Loss	$(6,362)	(13,831)	$(24,222)	(27,752)

Revenue and Cost of Sales

During the nine-month period ended September 30, 2024, we generated revenues of $4,552 (106.13% comparing to previous year) with cost of sales of $3,016, resulting in gross margin of $1,536, 33.74% of nine-monthly revenues and 314.18% comparing to previous year. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients 55% and packaging 45%.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the nine month period ended September 30, 2024, we incurred expenses of $25,758, primarily consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to assisting a market maker with the filing of the 15c-211 with FINRA for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

For the periods of three months ended September 30, 2024 compared with September 30, 2023.

Revenue and Cost of Sales

During the three-month period ended September 30, 2024, we generated revenues of $1,566 (94.18% comparing to previous year) with cost of sales of $958, resulting in gross margin of $608, 38.84% of three-monthly revenues and 109.61% comparing to previous year. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients 55% and packaging 45%.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the three-month periods ended September 30, 2024, we incurred expenses of $6,970 respectively, primarily consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the assisting a market maker with the filing of the 15c-211 with FINRA for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

	As at September 30, 2024 (unaudited)	As at December 31, 2023 (audited)
Current assets	$4,233	4,946
Current liabilities	5,179	5,162
Working capital (deficit)	$(946)	(216)

As at September 30, 2024, we had cash of $219 and working deficit of $946. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

Product Research and Development

We anticipate that we will spend $5,000 on research and development over the twelve-month period ending September 30, 2025.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2024.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2023, or as at the nine month period ended September 30, 2024.

Cashflows from Investing Activities

For the year ended December 31, 2023 and for the nine-month period ended September 30, 2024 we did not have any investing activities.

Cashflows from Financing Activities

For the nine-month period ended September 30, 2024, we had net cash used by Operating activities $23,289 and net cash provided by financing activities $24,919. Initial Start-up costs of $31,142 was provided by the CEO and President.

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
$100,000

We had cash on hand of $219 as of September 30, 2024.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2024, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our financial reporting.

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

Date: November 14, 2024
Khachatur Mkrtchyan
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

