Form 10-K
period 2024-12-31
LEGEND SPICES, INC.
filed 2025-05-05
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______________

Commission file number 000-56712

LEGEND SPICES INC.
(Exact name of registrant as specified in its charter)

Nevada	38-4247159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Kajaznuni Street, Apt. 70, Yerevan Armenia	0070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 15347227585

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was: N/A.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,850,000 common shares as of April 30, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

Our fiscal year end is December 31. Our business offices are currently located at 14 Kajaznuni Street, Apt. 70 Yerevan 0070, Armenia. Our telephone number is +86 15347227585 and our email is mgt@lgsp.site.

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

Future Products

The addition of new products is crucial to our future success. We are looking to add additional seasoning products to the Caucasian product line including blends with unique mono-spice ingredients like “Monk’s pepper” (Vitex Agnus-Castus). In the future, we would also like to develop other ethnic-focused seasonings.

Suppliers

We signed an agreement with Sacred Spices Inc. to buy their brand name, remaining stock, recipes and intangible assets and basically continue production of Sacred Spices seasonings and spices.

Competition

The seasonings and spices market in North America is dominated by both foreign and domestic producers. The major domestic distributer of spices and seasonings in the United States is McCormick & Company, Inc. with over 160 million consumers in the United States in 2020 alone. McCormick & Company, Inc is also a major domestic distributer in Canada with its Ontario-based subsidiary McCormick Canada. As illustrated in the chart below, the second most popular spices and seasonings bought by American consumers is Lawry’s®, which is also owned by McCormick & Company, Inc.

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

Employees

During the fiscal year period, we had Suzanna Mkrtchyan as employee in addition to our former director and officer, Mr. Khachatur Mkrtchyan. The management and office administration services were provided by Mr. Mkrtchyan.

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

We require capital in order to take the necessary steps to grow our business

Currently, we do not have available funds to develop new seasonings or fund other operating and general and administrative expenses necessary to grow our business. Further, we do not have the funds available to hire independent contractors. If we cannot secure additional financing, our growth and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations and pursue our expansion strategy. As of the date of this annual report, we have minimal operations and generated minimal revenues during the year ended December 31, 2024. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in our company to be worthless.

There is reason for doubt about our ability to continue as a going concern.

We incurred a net loss of $109,225 for the period from May 10, 2021 (date of inception) to December 31, 2024. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, there is substantial doubt about our ability to continue as a going concern.

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

Our success depends heavily on the CEO.

As of March 29, 2025, there has been a significant change in the control of Legend Spices, Inc. (the “Company”). Khachatur Mkrtchyan, the single largest shareholder of the Company, has entered into a transaction to transfer all his interests in the Company to Ms. Qihui Wang and a group of investors. This transaction is currently under processing and has not yet been completed.

Effective March 29, 2025, Mr. Mkrtchyan resigned from his positions as Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Company. Mr. Mkrtchyan’s resignation was not due to any disagreements with the Company on any matter relating to its operations, policies, or practices.

Mr. Mkrtchyan has been instrumental to the success of the Company through his extensive contacts and relationships within the Food industry in Armenia. The loss of Mr. Mkrtchyan may materially and adversely affect the Company’s business, results of operations, and financial condition. The Board acknowledges this risk and is actively working to ensure a smooth transition.

The Board of Directors of the Company has appointed Ms. Qihui Wang (age 46) to succeed Mr. Mkrtchyan as Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, effective March 29, 2025. Ms. Wang brings over 20 years of senior management experience in financial and asset management, as well as human resources. Prior to joining Legend Spices, Ms. Wang held a senior management role at Shanghai Shida Catering Co., Ltd., where she oversaw sales, financial management, human resources, and asset management.

Ms. Wang holds a Bachelor’s degree in Computer Science from Wuhan University of Technology and is recognized for her commitment to ethical business practices and corporate social responsibility. She is dedicated to driving the Company’s success and maintaining its reputation for quality and innovation.

The Company’s success has historically depended on the abilities of Mr. Mkrtchyan to generate business through his existing contacts and relationships. His departure introduces uncertainty regarding the continuation of these business relationships. Additionally, the Company does not have any key person insurance or employment agreement with Mr. Mkrtchyan, and there can be no assurances that an equivalent replacement can be found. The Board is confident that Ms. Wang’s extensive experience and proven leadership capabilities will enable her to lead the Company effectively during this period of transition and beyond.

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

Although we have an agreements in place to distribute our products in Armenia and the USA, we must find distributors in Europe and Canada. At the moment we have started negotiations for an agreement with a company named “R-aks”, whose main objective is to import and introduce various products from Armenia and Caucasus region to the American market. As per request of R-aks, the FDA approval of two of our main products is complete, and the others are in process, samples have been sent to the FDA Lab in Armenia3, to be eligible for export of the products to the USA. If we are unable to finalize the mentioned agreement with the distributor or find another one in those countries, we will be unable to implement our business plan.

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

We had cumulative operating losses through December 31, 2024 of $109,001.  This factor among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors havxe raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Our Chief Executive Officer identified the following one material weakness that has caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

We are taking additional steps to remedy the material weakness. However, we expect to incur additional expenses and diversion of management’s time in order to do so, which may adversely affect our business, results of operations and financial condition. Further effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors.

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

We will file periodic reports with the Securities and Exchange Commission through December 31, 2024, including a Form 10-K for the year ended December 31, 2024. We intend voluntarily to file a registration statement on Form 8-A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million. If we do not file a registration statement on Form 8-A we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

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

Item 1C. Cybersecurity

We are committed to robust cybersecurity measures to protect our data and systems. Our policies include regular risk assessments, employee training, and incident response plans. The board oversees our cybersecurity strategy, ensuring appropriate risk mitigation. Technical controls like firewalls and encryption safeguard our information, while continuous monitoring allows prompt incident response. In case of a cybersecurity incident, we have established procedures for reporting, investigating, and mitigating impacts, with timely disclosure to stakeholders.

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

There were 34 holders of record of our common stock as of December 31, 2024.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

N/A

Convertible Securities

As of December 31, 2024, we had no outstanding warrants or options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2024 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2024.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2024.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this annual report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 5, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2024 and 2023, together with notes thereto, which are included in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Results of Operations

For the year ended December 31, 2024 compared with December 31, 2023

The following table summarizes our operating results for the period from Jan 01, 2024 to December 31, 2024:

	From Jan 01, 2023 to December 31, 2024	From Jan 01, 2024 to December 31, 2023
Revenue	$6,924	$5,794
Cost of Sales	4,970	5,126
Expenses	33,027	63,488
Net Loss	$(31,073)	$(62,820)

Revenue and Cost of Sales

During the year from ended December 31, 2024, we generated revenues of $6,924 with cost of sales of $4,970, resulting in gross margin of $1,954. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients and packaging.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the year ended December 31, 2024, we incurred expenses of $ 33,027, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the preparation of the registration statement for the public offering of the shares of our common stock.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

As at December 31, 2024
Current assets	$3,938
Current liabilities	71,985
Working capital deficit	$68,047

As at December 31, 2024, we had cash of $789, Account receivables of $2,454, Inventories of $695 and working capital deficit of $ 68,047. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

Cash Requirements

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $100,000 to fund our operating expenditures for the next twelve-month period, see the chart on the next page.

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

Product Research and Development

We anticipate that we will spend $3,000 on research and development over the twelve-month period ending December 31, 2025.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2025.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2024.

Cashflows from Investing Activities

For the year ended December 31, 2024 and 2023, we did not have any investing activities.

Cashflows from Financing Activities

For the year ended December 31, 2024 and 2023, we did not have any financing activities .

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

Legal & accounting	$30,000
Salaries	15,000
Contract marketing services	10,000
Raw material purchases	10,000
Travel expenses for overseas promotion	10,000
FDA approval of all products	10,000
Advertising/Promotion	15,000
$100,000

As of December 31, 2024, we have cash on hand of $789.

Going Concern

As shown in the accompanying financial statements, we have an accumulated deficit of $109,225 since inception. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through an offering of our common shares. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Legend Spices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legends Spices, Inc. (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GreenGrowth CPAs

May 2, 2025

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

Legend Spices, Inc.

Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash in Bank	$789	$16
Accounts Receivable	2,454	2,539
Inventories	695	2,391
Total current assets	3,938	4,946

Total assets	$3,938	$4,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Income and other taxes payable	$204	$112
Accounts payable	2,064	5,050
Due to related parties	69,717	–
Total current liabilities	71,985	5,162
Long-term liabilities
Due to related parties	–	36,833
Total long-term liabilities	–	36,833
Total liabilities	71,985	41,995

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized zero shares issued and outstanding as of December 31, 2024 and 2023, respectively	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively. In 2023 5,000,000 common shares were issued at $0.001 par value per share, 1,850,000 of which were placed.	2,350	2,350
Additional paid in capital	39,554	39,554
Other comprehensive loss	(726)	(801)
Accumulated deficit	(109,225)	(78,152)
Total stockholders’ deficit	(68,047)	(37,049)

Total liabilities and stockholders’ deficit	$3,938	$4,946

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statements of Operations

	December 31, 2024	December 31, 2023
Sales	$6,924	$5,794
Cost of Goods sold	4,970	5,126

Gross Profit	1,954	668

Operating expenses
Wages and benefits	3,068	3,058
Professional Fees	29,486	59,054
Sales and Marketing	402	–
General and administration	71	1,376
Total operating expenses	33,027	63,488

Net Loss from operations	(31,073)	(62,820)

Income taxes	–	–

Net Loss	$(31,073)	$(62,820)

Foreign currency gain/ (loss)	75	(155)

Net comprehensive loss	$(30,998)	$(62,975)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
Basic and diluted	6,850,000	5,329,452

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statement of Stockholders’ Deficit

	Common Stock $0.001 Par Value		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Stockholders’ Deficit December 31, 2023	6,850,000	$2,350	$39,554	$(801)	$(78,152)	$(37,049)
Net loss for the period	–	–	–	–	(31,073)	(31,073)
Foreign currency gain	–	–	–	75	–	75
Stockholders’ Deficit December 31, 2024	6,850,000	2,350	39,554	(726)	(109,225)	(68,047)

Stockholders Deficit December 31, 2022	5,000,000	500	4,500	(646)	(15,332)	(10,978)
Net loss for the period	–	–	–	–	(62,820)	(62,820)
Issuance of common stock	1,850,000	1,850	35,054	–	–	36,904
Foreign currency loss	–	–	–	(155)	–	(155)
Stockholders’ Deficit December 31, 2023	6,850,000	$2,350	$39,554	$(801)	$(78,152)	$(37,049)

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statements of Cash Flows

	December 31,	December 31,
	2024	2023

Net loss	$(31,073)	$(62,820)
Inventories	1,696	677
Receivables	85	(368)
Accounts Payable	(2,986)	(1,844)
Accruals	92	2
Net cash used in operating activities	(32,186)	(64,353)

FINANCING ACTIVITIES
Related party notes payable	32,884	27,421
Issuance of common stock	–	36,904
Net cash provided by financing activities	32,884	64,325

NET CHANGE IN CASH	698	(28)
Effect of exchange rate changes on cash and equivalents	75	(155)

CASH, Beginning of the period	16	199

CASH, Ending of the period	$789	$16

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Notes to Financial Statements for the year ended December 31, 2024

1. Nature of the business

Legend Spices, Inc. (the “Company”) is incorporated under the Nevada Business Corporation Act. Its principal business activity is production and sales of seasonings and spices.

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

(c) Inventories:

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

(d) Future income taxes:

The Company uses the tax payable method of accounting for income taxes. The tax payable method records is where the tax expense is equal to the provision for taxes payable in a particular period and deferred income tax is not recognized.

(e) Use of estimates:

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

(f) Foreign currency translation:

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2024, the Company had $789 cash on hand. At December 31, 2024, the Company has an accumulated deficit of $109,225. For the year ended December 31, 2024, the Company had a net loss of $31,073, and cash used in operations of $32,186. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital while it generates profitable operations. However, there is no guarantee the Company will generate profitable operations or raise capital to continue operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

Company management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4. Net Earnings Per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows for the following fiscal years ended:

	December 31,	December 31,
	2024	2023
Numerator
Net comprehensive loss	$(30,998)	$(62,975)
Denominator
Weighted-average shares used to compute basic EPS	6,850,000	5,329,452
Weighted-average shares used to compute diluted EPS	6,850,000	5,329,452
Net (loss) earnings per share
Basic	$(0.00)	$(0.01)
Diluted	(0.00)	$(0.01)

Net (loss) earnings available to participating securities were not significant for fiscal years 2024 and 2023.

5. Customer Concentration:

For the year ended December 31, 2024, Customer A accounted for approximately 85% of the Company’s total revenue. Additionally, Customer A accounted for 74% of the accounts receivable balance. The Company continually monitors customer concentration trends and does not anticipate significant changes in its customer base in future periods.

6. Income Taxes

The components of the Company’s provision for federal income tax for the years ended December 31, 2024 and 2023 consist of the following:

	December 31, 2024	December 31, 2023
Federal income tax benefit attributable to:
Current operations	$109,225	$78,152
Less: valuation allowance	(109,225)	(78,152)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$22,937	$16,412
Less: valuation allowance	(22,937)	(16,412)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $109,225 as of December 31, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

7. Due to related parties:

The amount of Due to related parties consists of loan to shareholder, and the outstanding balance as at end of the year is $69,717.

8. Financial assets and liabilities:

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

9. Subsequent events:

As of March 29, 2025, there has been a significant change in the control of Legend Spices, Inc. (the “Company”). Khachatur Mkrtchyan, the single largest shareholder of the Company, has entered into a transaction to transfer all his interests in the Company to Ms. Qihui Wang and a group of investors. The transactions were completed on April 8, 2025.

As of March 29, 2025, Khachactur Mkrtchyan, the Chairman, President, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) of Legend Spices, Inc. (the “Company”), is no longer holding the positions. Mr. Mkrtchyan’s decision to resign is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of the Company appointed Qihui Wang as the Chairman, President, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), effective March 29, 2025.

The company has entered into an agreement with Khachatur Mkrtchyan to waive the debt owed, dated March 05, 2025, in the amount of $69,717.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

“Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2024, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting –

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Qihui Wang	46	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Qihui Wang, Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary

The Board of Directors of the Company has appointed Ms. Qihui Wang (age 46) to succeed Mr. Mkrtchyan as Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, effective March 29, 2025. Ms. Wang brings over 20 years of senior management experience in financial and asset management, as well as human resources. Prior to joining Legend Spices, Ms. Wang held a senior management role at Shanghai Shida Catering Co., Ltd., where she oversaw sales, financial management, human resources, and asset management.

Ms. Wang holds a Bachelor’s degree in Computer Science from Wuhan University of Technology and is recognized for her commitment to ethical business practices and corporate social responsibility. She is dedicated to driving the Company’s success and maintaining its reputation for quality and innovation.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2024, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics wad attached as Exhibit 14.1 to our registration statement on Form S-1 filed on April 10, 2023. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2024, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2024 and 2023; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2024 and 2023, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Khachatur Mkrtchyan (1) Former President, Treasurer,Secretary, and Director	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Khachatur Mkrtchyan was resigned the position of President, Treasurer,Secretary, and Director in March 9 2025. Qihui Wang acted as president, treasurer, secretary and director of our company since inception on March 29, 2025.

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

In accordance with Item 402(x) of Regulation S-K, we provide the following narrative and tabular disclosure regarding our policies and practices on the timing of awards of options in relation to the disclosure of material non-public information:

1.	Narrative Disclosure:
•	Timing of Awards: Our board of directors determines when to grant awards of options based on a predetermined schedule.
•	Consideration of Material Non-public Information: The board (or the compensation committee) takes material non-public information into account when determining the timing and terms of an award.
•	Timing of Disclosure: We do not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.
2.	Tabular Disclosure:
•	The following table provides information regarding any awards of options granted to a named executive officer within a period starting four business days before and ending one business day after the filing of our Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material non-public information (other than a Form 8-K used to disclose the grant of a new material option award under Item 5.02(e) of Form 8-K):

Name of Executive Officer	Date of Award	Number of Options Granted	Exercise Price ($)	Market Price on Date of Award ($)	Grant Date Fair Value ($)
N/A	N/A	N/A	N/A	N/A	N/A

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 30, 2025, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 30, 2025, there were 6,850,000 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
PENG WU	3,500,000	51.09%
GUIYING CHANG	1,500,000	21.90%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. In this case there are no convertible securities and no acquisition rights outstanding. As a result, the percentage of outstanding shares of the person shown in this table reflects the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding April 30, 2025. As of April 30, 2025, we had 6,850,000 shares of our common stock issued and outstanding.

Changes in Control

As of March 29, 2025, there has been a significant change in the control of Legend Spices, Inc. (the “Company”). Khachatur Mkrtchyan, the single largest shareholder of the Company, has entered into a transaction to transfer all his interests in the Company to Ms. Qihui Wang and a group of investors. This transaction is currently under processing and has not yet been completed.

Effective March 29, 2025, Mr. Mkrtchyan resigned from his positions as Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of the Company. Mr. Mkrtchyan’s resignation was not due to any disagreements with the Company on any matter relating to its operations, policies, or practices.

Mr. Mkrtchyan has been instrumental to the success of the Company through his extensive contacts and relationships within the Food industry in Armenia. The loss of Mr. Mkrtchyan may materially and adversely affect the Company’s business, results of operations, and financial condition. The Board acknowledges this risk and is actively working to ensure a smooth transition.

The Board of Director of the Company has appointed Ms. Qihui Wang (age 46) to succeed Mr. Mkrtchyan as Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, effective March 29, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2024, we owed $69.717 to our former director, Mr. Khachatur Mkrtchyan, for expenses paid on our behalf. This amount is unsecured, non-interest bearing, and due on demand. In March 2025, Mr. Mkrtchyan waived the amount due to him.

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

Director Independence

We currently act with one director – Ms Qihui Wang.

We do not have a standing audit, compensation or nominating committee, but our entire board of director acts in such capacities. We believe that our board of director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of director of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of director. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$6,000	$6,000
Audit Related Fees	9,000	9,000
Tax Fees	–	–
All Other Fees	–	–
Total	$15,000	$15,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)
3.2	Bylaws (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)

(10)	Material Contracts

14.1	Code of Ethics (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)
19.1	Insider Trading Policy

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LEGEND SPICES, INC.
(Registrant)

Dated: May 2, 2025	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

