Form 10-Q
period 2025-03-31
LEGEND SPICES, INC.
filed 2025-11-05
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

Or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission File Number 000-56712

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,850,000 common shares issued and outstanding as of September 30, 2025.

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash in Bank	$–	$789
Accounts Receivable	–	2,454
Inventories	–	695
Total current assets	–	3,938

Total assets	$–	$3,938

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and current liabilities
Income and other taxes payable	$153	$204
Accounts payable	2,086	2,064
Due to related parties	–	69,717
Total current liabilities	2,239	71,985

Total liabilities	2,239	71,985

Commitments and Contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 and 6,850,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	2,350	2,350
Additional paid in capital	109,271	39,554
Other comprehensive loss	(1,074)	(726)
Accumulated deficit	(112,786)	(109,225)
Total stockholders' deficit	(2,239)	(68,047)

Total liabilities and stockholders' deficit	$–	$3,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Operations

Quarter ended

	March 31, 2025 (3 months)	March 31, 2024 (3 months)
Sales	$644	$1,761
Cost of Goods sold	359	1,283

Gross profit / (Loss)	285	478

Operating expenses
Wages and benefits	254	744
Professional Fees	267	4,894
General and administration	26	16
Total operating expenses	547	5,654

Net Loss from operations	(262)	(5,176)

Other expenses
Loss on Impairment of Inventory	572	–
Bad Debt Expense	2,727	–
Total Other Expenses	3,299	–

Net Loss before income taxes	(3,561)	(5,176)

Income taxes	–	–

Net income (loss)	$(3,561)	$(5,176)

Foreign currency loss	(348)	(934)

Net comprehensive loss	$(3,909)	$(6,110)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Deficit

	Common Stock $0.0001 Par Value
	Shares	Amount	Additional Paid-in Capital	Other comprehensive loss	Accumulated Deficit	Total Stockholders' Deficit
Stockholders' Deficit December 31, 2024	6,850,000	$2,350	$39,554	$(726)	$(109,225)	$(68,047)
Related party debt forgiveness (capital contribution)	–	–	69,717	–	–	69,717
Net loss for the period	–	–	–	–	(3,561)	(3,561)
Foreign currency loss	–	–	–	(348)	–	(348)
Stockholders' Deficit Balance at March 31, 2025	6,850,000	$2,350	$109,271	$(1,074)	$(112,786)	$(2,239)

Stockholders' Deficit at December 31, 2023	6,850,000	$2,350	$39,554	$(801)	$(78,152)	$(37,049)
Net loss for the period	–	–	–	–	(5,176)	(5,176)
Foreign currency loss	–	–	–	(934)	–	(934)
Stockholders' Deficit Balance at March 31, 2024	6,850,000	$2,350	$39,554	$(1,735)	$(83,382)	$(43,159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	March 31,	March 31,
	2025 (3 months)	2024 (3 months)
OPERATING ACTIVITIES
Net income loss from continuing operations attributable to common stockholders	$(3,561)	$(5,176)
Changes in:
Inventories	695	(1,142)
Receivables	2,454	309
Accounts Payable	22	(261)
Accruals	(51)	47
Net cash used by operating activities	(441)	(6,223)

FINANCING ACTIVITIES
Related party note borrowings	–	7,796
Net cash provided by financing activities	–	7,796

NET CHANGE IN CASH	(441)	1,573

Foreign Currency change	(348)	(934)

CASH, Beginning	789	16

CASH, Ending	$–	$655

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
During the quarter ended March 31, 2025, a related party forgave debt owed by the Company totaling $69,717, which was recorded as a capital contribution to additional paid-in capital	$69,717	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements for three months period ended March 31, 2025

1.	Nature of the Business

Legend Spices, Inc. (“the Company”) is incorporated under the Nevada Business Corporation Act.

Prior to the change of ownership, the Company’s principal business activity was the production and sales of seasonings and spices, with operations conducted in Armenia.

Subsequent to the change of ownership that Mr. Mkrtchyan sold his shares of the Company on March 29, 2025, and is no longer a related party, We have discontinued our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

The Company can currently be understood as a shell company for the time being.

The discontinuation of Armenian operations does not affect the Company’s legal status as a Nevada-incorporated entity, and the Company will continue to maintain its corporate existence in accordance with the Nevada Business Corporation Act.

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

As shown in the accompanying unaudited condensed consolidated financial statements, we have an accumulated deficit of $112,786 since inception, and a working capital deficit of $68,047 as at December 31, 2024 and a working capital deficit of $2,239 as at March 31, 2025. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through our offering. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.	Related Party Loan:

As of March 31, 2025, Khachatur Mkrtchyan, the Company's single largest shareholder, had waived the Company's debt of $69,717.

In total, $69,717 of forgiven debt was recorded as an increase in Additional Paid-In Capital under U.S. GAAP.

5.	Recent Accounting Pronouncements:

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

6.	Earnings per share

	March 31, 2025 (3 months)	March 31, 2024 (3 months)
Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

7.	Financial assets and liabilities:

(a)	Fair value:

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

8.	Income taxes:

The components of the Company’s provision for federal income tax for the periods  ended March 31, 2025 and 2024 consist of the following:

	March 31, 2025	March 31, 2024
Federal income tax benefit attributable to:
Current operations	$112,786	$83,382
Less: valuation allowance	(112,786)	(83,382)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2025	March 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$23,685	$17,510
Less: valuation allowance	(23,685)	(17,510)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $112,786 as of March 31, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

9.	Employees:

Suzanna, the only employee, resigned on January 31, 2025, and there is currently no new employee handling operations.

10.	Subsequent Events:

There are no subsequent events requiring disclosure up to the date of this report.

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

Our Current Business

As of March 29, 2025, there has been a significant change in the control of Legend Spices, Inc. (the “Company”). Khachatur Mkrtchyan, the single largest shareholder of the Company, has entered into a transaction to transfer all his interests in the Company to Ms. Qihui Wang and a group of investors. The transactions has been completed on April 8, 2025.

We have discontinued our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

The Company can currently be understood as a shell company for the time being.

Results of Operations

For the period of three months ended March 31, 2025 compared with March 31, 2024.

The following table summarizes our operating results for the three-month period ended March 31, 2024 and for the three-month period ended March 31, 2025:

	Three month period ended March 31, 2025 (unaudited)	Three month period ended March 31, 2024 (unaudited)
Revenue	$644	$1,761
Cost of Sales	359	1,283
Expenses	3,846	5,654
Net Loss	$(3,561)	$(6,110)

Revenue and Cost of Sales

During the three-month period ended March 31, 2025, we generated revenues of $644 (-63.43% comparing to previous year) with cost of sales of $359, resulting in gross margin of $285, 44.25% of quarterly revenues and -40.38% comparing to previous year. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients 55% and packaging 45%.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the three month period ended March 31, 2025, we incurred expenses of $3,846. we had general and administrative expenses of $546, Loss on Impairment of Inventory of $572, Bad Debt Expense of $2,727, and Exchange Gain or Loss of $1 during this period.

We have discontinued our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

Management does not believe past performance is indicative of future performance.

Assets

As at March 31, 2025, we had total assets of $0 .

Due to the change in ownership, the Company has discontinued its operations in Armenia. For the inventory with a book value of $572 that is no longer sold or used, its net realizable value (NRV) has been written down to 0, and a Loss on Inventory Write-Down has been recognized. As the Company no longer has a bank account and management has determined that the accounts receivable with a book value of $2,727 are uncollectible, a full Bad Debt Expense has been recognized.

Liquidity and Capital Resources

	As at March 31, 2025 (unaudited)	As at March 31, 2024 (unaudited)
Current assets	$–	$6,418
Current liabilities	2,239	4,948
Working capital (deficit)	$(2,239)	$1,470

As at March 31, 2025, we had current assets of $0 and working capital of $-2,239. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Product Research and Development

There is currently no expenditure anticipated for product research and development.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2025.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2024, or as at the three month period ended March 31, 2025.

Cashflows from Operating Activities

For the three month period ended March 31, 2025 and 2024,Net cash used in operating activities was $441 and $6,223, respectively.

Cashflows from Investing Activities

For the year ended December 31, 2024 and 2023, and for the three month period ended March 31, 2025 we did not have any investing activities.

Cashflows from Financing Activities

For the three month period ended March 31, 2025 and 2024,Net cash used in financing activities was $0 and $7,796, respectively.

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

We had cash on hand of $0 as of March 31, 2025.

Going Concern

As shown in the accompanying unaudited condensed consolidated financial statements, we have an accumulated deficit of $112,786 since inception, and a working capital deficit of $68,047 as at December 31, 2024 and a working capital deficit of $2,239 as at March 31, 2025.  These conditions among others raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we intend to raise capital through our offering.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have discontinued our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

The Company can currently be understood as a shell company for the time being.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2025, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LEGEND SPICES, INC.
(Registrant)

Dated: November 4, 2025	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

