Form 10-Q
period 2025-06-30
LEGEND SPICES, INC.
filed 2025-11-28
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,850,000 common shares issued and outstanding as of November 6, 2025.

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed financial statements for the three-months and six-months period ended June 30, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash in Bank	$–	$789
Accounts Receivable	–	2,454
Inventories	–	695
Total current assets	–	3,938

Total assets	$–	$3,938

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and current liabilities
Income and other taxes payable	$156	$204
Accounts payable	2,125	2,064
Due to related parties	5,300	69,717
Total current liabilities	7,581	71,985

Total liabilities	7,581	71,985

Commitments and Contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 and 6,850,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	2,350	2,350
Additional paid in capital	109,271	39,554
Other comprehensive loss	(1,116)	(726)
Accumulated deficit	(118,086)	(109,225)
Total stockholders' deficit	(7,581)	(68,047)

Total liabilities and stockholders' deficit	$–	$3,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Operations

Quarter ended

	June 30, 2025 (3 months)	June 30, 2024 (3 months)	June 30, 2025 (6 months)	June 30, 2024 (6 months)

Sales	$–	$1,217	$644	$2,986
Cost of Goods sold	–	767	359	2,058

Gross profit / (Loss)	–	450	285	928

Operating expenses
Wages and benefits	–	771	254	1,515
Professional Fees	5,300	12,317	5,567	17,211
Sales and marketing	–	29	–	29
General and administration	–	17	26	33
Total operating expenses	5,300	13,134	5,847	18,788

Net Loss from operations	(5,300)	(12,684)	(5,562)	(17,860)

Other expenses
Loss on Impairment of Inventory	–	–	572	–
Bad Debt Expense	–	–	2,727	–
Total Other Expenses	–	–	3,299	–

Net Loss before income taxes	(5,300)	(12,684)	(8,861)	(17,860)

Income taxes	–	–	–	–

Net Loss	$(5,300)	$(12,684)	$(8,861)	$(17,860)

Foreign currency loss	(42)	(476)	(390)	(1,410)

Net comprehensive loss	$(5,342)	$(13,160)	$(9,251)	$(19,270)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Deficit

	Common Stock $0.0001 Par Value
	Shares	Amount	Additional Paid-in Capital	Other comprehensive loss	Accumulated Deficit	Total Stockholders' Deficit
Stockholders' Deficit December 31, 2024	6,850,000	$2,350	$39,554	$(726)	$(109,225)	$(68,047)
Related party debt forgiveness (capital contribution)	–	–	69,717	–	–	69,717
Net loss for the period	–	–	–	–	(8,861)	(8,861)
Foreign currency loss	–	–	–	(390)	–	(390)
Stockholders' Deficit June 30, 2025	6,850,000	$2,350	$109,271	$(1,116)	$(118,086)	$(7,581)

Stockholders' Deficit December 31, 2023	6,850,000	$2,350	$39,554	$(801)	$(78,152)	$(37,049)
Net loss for the period	–	–	–	–	(17,860)	(17,860)
Foreign currency loss	–	–	–	(1,410)	–	(1,410)
Stockholders' Deficit June 30, 2024	6,850,000	$2,350	$39,554	$(2,211)	$(96,012)	$(56,319)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	6 months	12 months
	June 30,	June 30,
	2025	2024
OPERATING ACTIVITIES
Net income loss	$(8,861)	$(17,860)
Changes in:
Inventories	695	(690)
Receivables	2,454	727
Accounts Payable	61	(767)
Due to Related Parties	5,300	–
Accruals	(48)	37
Net cash used by operating activities	(399)	(18,553)

FINANCING ACTIVITIES
Related party note borrowings	–	20,548
Net cash provided by financing activities	–	20,548

NET CHANGE IN CASH	(399)	1,995

Foreign Currency change	(390)	(1,410)

CASH, Beginning	789	16

CASH, Ending	$–	$601

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
During the quarter ended June 30, 2025, a related party forgave debt owed by the Company totaling $69,717, which was recorded as a capital contribution to additional paid-in capital	$69,717	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Notes to Unaudited Condensed Financial Statements for six months period ended June 30, 2025

1.	Nature of the Business

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

As shown in the accompanying unaudited condensed consolidated financial statements, we have an accumulated deficit of $118,086 since inception, and a working capital deficit of $68,047 as at December 31, 2024 and a working capital deficit of $7,581 as at June 30, 2025. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through our offering. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.	Advances from/to shareholders:

As of March 31, 2025, Khachatur Mkrtchyan, the Company's single largest shareholder, had waived the Company's debt of $69,717.

In total, $69,717 of forgiven debt was recorded as an increase in Additional Paid-In Capital under U.S. GAAP.

As of June 30, 2025,the "Due to Related Parties" balance includes $5,300 USD owed to Qihui Wang for audit fees .

5.	Earnings per share

	June 30, 2025 (6 months)	June 30, 2024 (6 months)	June 30, 2025 (3 months)	June 30, 2024 (3 months)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

6.	Financial assets and liabilities:

(a)	Fair value:

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

7	Income taxes:

The components of the Company’s provision for federal income tax for the periods ended June 30, 2025 and 2024 consist of the following:

	June 30, 2025	June 30, 2024
Federal income tax benefit attributable to:
Current operations	$118,086	$96,012
Less: valuation allowance	(118,086)	(96,012)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2025	June 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$24,798	$20,163
Less: valuation allowance	(24,798)	(20,163)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $118,086 as of June 30, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

8.	Recent Accounting Pronouncements:

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

Results of Operations

For the periods of six months ended June 30, 2025 compared with June 30, 2024.

The following table summarizes our operating results for the six-month and three-month periods ending June 30, 2025 and ended June 30, 2024:

	Three-month period ended June 30, 2025 (unaudited)	Three-month period ended June 30, 2024 (unaudited)	Six-month period ended June 30, 2025 (unaudited)	Six-month period ended June 30, 2024 (unaudited)
Revenue	$–	1,217	$644	2,986
Cost of Sales	–	767	359	2,058
Expenses	5,300	13,134	9,146	18,788
Net Loss	$(5,300)	(12,684)	$(8,861)	(17,860)

Revenue and Cost of Sales

During the three-month period ended June 30, 2025, we had no revenue or cost of sales, compared to revenue of $1,217 and cost of sales of $767 for the same period in 2024.

For the six-month period ended June 30, 2025, we generated revenue of $644, representing a 78.43% decrease from $2,986 in the corresponding period of 2024. Cost of sales for the 2025 six-month period was $359, compared to $2,058 in 2024. This resulted in a gross margin of $285 (calculated as revenue minus cost of sales) for the six months ended June 30, 2025, which accounted for 44.25% of the six-month revenue and represented a 69.29% decrease from the prior year.

Our revenue is primarily derived from the sale of seasoning products. Cost of sales mainly consists of ingredients (55%) and packaging (45%).

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

The total expenses for the three-month period ended June 30, 2025, were $5,300, compared to $13,134 for the same period in 2024.

During the six month period ended June 30, 2025, we incurred expenses of $9,146. We incurred general and administrative expenses of $26, wages and benefits of $254, professional fees of $5,567, loss on impairment of inventory of $572, and bad debt expense of $2,727.

During the six month period ended June 30, 2024, we incurred expenses of $18,788, primarily consisting of general and administrative expenses.

We have discontinued our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

Management does not believe past performance is indicative of future performance.

Assets

As at March 31, 2025, we had total assets of $0 ..

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

As at June 30, 2025, we had total assets of $0 ..

There were no operating activities during this quarter, and there were no changes in assets and liabilities compared to the previous quarter.

Liquidity and Capital Resources

	As at June 30, 2025 (unaudited)	As at December 31, 2024 (audited)
Current assets	$–	3,938
Current liabilities	7,581	71,985
Working capital (deficit)	$(7,581)	(68,047)

As at June 30, 2025, we had current assets of $0 and working capital of $-7,581. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2024, or as at the six month period ended June 30, 2025.

Cashflows from Operating Activities

For the six-month period ended June 30, 2025 and 2024, net cash used in operating activities was $399 and $18,553, respectively.

Cashflows from Investing Activities

For the year ended December 31, 2024 and 2023, and for the six-month period ended June 30, 2025 and 2024 we did not have any investing activities.

Cashflows from Financing Activities

For the six-month period ended June 30, 2025 and 2024, net cash provided by financing activities was $0 and $20,548, respectively.

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

We had cash on hand of $0 as of June 30, 2025.

Going Concern

As shown in the accompanying unaudited condensed consolidated financial statements, we have an accumulated deficit of $118,086 since inception, and a working capital deficit of $68,047 as at December 31, 2024 and a working capital deficit of $7,581 as at June 30, 2025.  These conditions among others raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we intend to raise capital through our offering.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2025, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LEGEND SPICES, INC.
(Registrant)

Dated: November 28, 2025	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

