Form 10-Q
period 2025-09-30
LEGEND SPICES, INC.
filed 2025-12-29
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,850,000 common shares issued and outstanding as of December 9, 2025

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed financial statements for the three-months and nine-months period ended September 30, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash in Bank	$–	$789
Accounts Receivable	–	2,454
Inventories	–	695
Total current assets	–	3,938

Total assets	$–	$3,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and current liabilities
Income and other taxes payable	$156	$204
Accrued Expenses	1,400	–
Accounts payable	2,135	2,064
Due to related parties	9,676	69,717
Total current liabilities	13,367	71,985

Total liabilities	13,367	71,985

Commitments and Contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 and 6,850,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	2,350	2,350
Additional paid in capital	109,271	39,554
Other comprehensive loss	(1,126)	(726)
Accumulated deficit	(123,862)	(109,225)
Total stockholders’ deficit	(13,367)	(68,047)

Total liabilities and stockholders’ deficit	$–	$3,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Operations

Period ended

	September 30, 2025 (3 months)	September 30, 2024 (3 months)	September 30, 2025 (9 months)	September 30, 2024 (9 months)
Sales	$–	$1,566	$644	$4,552
Cost of Goods sold	–	958	359	3,016

Gross profit / (Loss)	–	608	285	1,536

Operating expenses
Wages and benefits	–	789	254	2,304
Professional Fees	5,776	6,173	11,343	23,385
Sales and marketing	–	–	–	29
General and administration	–	8	26	40
Total operating expenses	5,776	6,970	11,623	25,758

Net Loss from operations	(5,776)	(6,362)	(11,338)	(24,222)

Other expenses
Loss on Impairment of Inventory	–	–	572	–
Bad Debt Expense	–	–	2,727	–
Total Other Expenses	–	–	3,299	–

Net Loss before income taxes	(5,776)	(6,362)	(14,637)	(24,222)

Income taxes	–	–	–	–

Net Loss	(5,776)	(6,362)	(14,637)	(24,222)

Foreign currency loss	(10)	(17)	(400)	(1,427)

Net comprehensive loss	$(5,786)	$(6,379)	$(15,037)	$(25,649)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional	Other		Total
	$0.001 Par Value		Paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	loss	Deficit	Deficit
Stockholders’ Deficit December 31, 2024	6,850,000	$2,350	$39,554	(726)	$(109,225)	$(68,047)
Related party debt forgiveness (capital contribution)	–	–	69,717	–	–	69,717
Net loss for the period	–	–	–	–	(14,637)	(14,637)
Foreign currency loss	–	–	–	(400)	–	(400)
Stockholders’ Deficit September 30, 2025	6,850,000	$2,350	$109,271	(1,126)	$(123,862)	$(13,367)

Stockholders’ Deficit December 31, 2023	6,850,000	$2,350	$39,554	(801)	$(78,152)	$(37,049)
Net loss for the period	–	–	–	–	(24,222)	(24,222)
Foreign currency loss	–	–	–	(1,427)	–	(1,427)
Stockholders’ Deficit September 30, 2024	6,850,000	$2,350	$39,554	(2,228)	$(102,374)	$(62,698)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	September 30,	September 30,
	2025	2024
OPERATING ACTIVITIES
Net income loss	$(14,637)	$(24,222)
Changes in:
Inventories	695	(554)
Receivables	2,454	1,470
Accounts Payable	71	(174)
Due to Related Parties	9,676	–
Accruals	1,352	191
Net cash used by operating activities	(389)	(23,289)

FINANCING ACTIVITIES
Related party note borrowings	–	24,919
Net cash provided by financing activities	–	24,919

NET CHANGE IN CASH	(389)	1,630

Effect of exchange rate on cash	(400)	(1,427)

Cash at the beginning of the period	789	16

Cash at the end of the period	$–	$219

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Notes to Unaudited Condensed Financial Statements for nine months period ended September 30, 2025

1.	Nature of the Business

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

Inventories (WIP and finished goods) are measured at the lower of cost and net realizable value, with cost assigned by using the weighted average cost formula. Cost comprises the purchase price plus freight-in. Materials reported on the statement of operations represent inventories recognized as an expense in the period in which the related revenue is recognized. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

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

As shown in the accompanying unaudited condensed financial statements, we have an accumulated deficit of $123,862 since inception, and a working capital deficit of $68,047 as at December 31, 2024 and $13,367 as at September 30, 2025. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through our offering. The unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.	Advances from/to shareholders:

As of March 31, 2025, Khachatur Mkrtchyan, the Company’s single largest shareholder, had waived the Company’s debt of $69,717.

In total, $69,717 of forgiven debt was recorded as an increase in Additional Paid-In Capital under U.S. GAAP.

As of September 30, 2025,the “Due to Related Parties” balance includes $9,676 USD owed to Qihui Wang for amounts she paid on behalf of the Company.

5.	Earnings per share:

	September 30, 2025 (9 months)	September 30, 2024 (9 months)	September 30, 2025 (3 months)	September 30, 2024 (3 months)
Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

6.	Financial assets and liabilities:

(a)	Fair value:

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

7	Income taxes:

The components of the Company’s provision for federal income tax for the periods ended September 30, 2025 and 2024 consist of the following:

	September 30, 2025	September 30, 2024
Federal income tax benefit attributable to:
Current operations	$123,862	$102,374
Less: valuation allowance	(123,862)	(102,374)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2025	September 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$26,011	$21,499
Less: valuation allowance	(26,011)	(21,499)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $123,862 as of September 30, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

Results of Operations

For the periods of nine months ended September 30, 2025 compared with September 30, 2024.

The following table summarizes our operating results for the nine-month and three-month periods ending September 30, 2024 and ended September 30, 2025:

	Three-month period ended September 30, 2025 (unaudited)	Three-month period ended September 30, 2024 (unaudited)	Nine-month period ended September 30, 2025 (unaudited)	Nine-month period ended September 30, 2024 (unaudited)
Revenue	$–	$1,566	$644	$4,552
Cost of Sales	–	958	359	3,016
Expenses	5,776	6,970	14,922	25,758
Net Loss	$(5,776)	$(6,362)	$(14,637)	$(24,222)

Revenue and Cost of Sales

During the nine-month period ended September 30, 2025, we generated revenues of $644 (representing 14% of the previous year’s amount) with cost of sales of $359, resulting in a gross margin of $285. This gross margin accounted for 44% of our nine-month revenues, compared to a gross margin of 34% for the nine-month period ended September 30, 2024. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients 55% and packaging 45%.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

The total expenses for the nine-month period ended September 30, 2025, were $14,922, compared to $25,758 for the same period in 2024.

During the nine-month period ended September 30, 2025, we incurred total expenses of $14,922. We incurred general and administrative expenses of $26, wages and benefits of $254, professional fees of $11,343, loss on impairment of inventory of $572, and bad debt expense of $2,727.

During the nine-month period ended September 30, 2024, we incurred total expenses of $25,758. We incurred general and administrative expenses of $40, wages and benefits of $2,304, professional fees of $23,385, and sales and marketing expenses of $29.

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

As at September 30, 2025, we had total assets of $0.

There were no operating activities during this quarter, and there were no changes in assets compared to the previous quarter.

Liquidity and Capital Resources

	As at September 30, 2025 (unaudited)	As at December 31, 2024 (audited)
Current assets	$–	3,938
Current liabilities	13,367	71,985
Working capital (deficit)	$(13,367)	(68,047)

As at September 30, 2025, we had cash of $0 and working deficit of $13,367. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Product Research and Development

There is no expenditure anticipated for product research and development over the twelve-month period ending September 30, 2025.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2025.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2024, or as at the nine month period ended September 30, 2025.

Cashflows from Operating Activities

For the nine-month period ended September 30, 2025 and 2024, net cash used in operating activities was $389 and $ 23,289, respectively.

Cashflows from Investing Activities

For the year ended December 31, 2024 and for the nine-month period ended September 30, 2025 we did not have any investing activities.

Cashflows from Financing Activities

For the nine-month period ended September 30, 2025 and 2024, net cash generated from financing activities was $0 and $24,919, respectively.

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

We had cash on hand of $0 as of September 30, 2025.

Going Concern

As shown in the accompanying unaudited condensed financial statements, we have an accumulated deficit of $123,862 since inception, and a working capital deficit of $68,047 as at December 31, 2024 and $13,367 as at September 30, 2025.  These conditions among others raise substantial doubt as to our ability to continue as a going concern.  In response to these conditions, we intend to raise capital through our offering.  The unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern..

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2025, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)
3.2	Bylaws (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)

(10)	Material Contracts
14.1	Code of Ethics (Incorporated by reference from the Form S-1 registration statement filed on April 10, 2023)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND SPICES, INC.
(Registrant)

Date: December 23, 2025	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

