Form 10-K
period 2025-12-31
LEGEND SPICES, INC.
filed 2026-08-12
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

6,850,000 common shares as of July 31, 2026.

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

Our fiscal year end is December 31. Our email is 1angel.lgsp@gmail.com.

The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701.

The Company has ceased its seasoning production and marketing business. Going forward, the Company intends to focus on exploring new business opportunities and evaluating potential acquisition targets. No revenue has been generated from operating businesses since the discontinuation of the seasoning segment.

Our Current Business

Prior to the change of ownership, the Company's principal business activity was the production and sales of seasonings and spices, with operations conducted in Armenia. Subsequent to the sale of shares by Mr. Mkrtchyan on March 29, 2025, Mr. Mkrtchyan is no longer a related party to the Company. The Company has discontinued all seasoning-related operations in Armenia. We are now re-evaluating our strategic direction and exploring potential new business opportunities, though no definite new operating business has been identified to date.

Since discontinuing the former seasoning segment, the Company has not generated any operating revenue and is currently operating as a shell company. The cessation of Armenian operations does not change the Company's status as a Nevada corporation, and we will continue to maintain our corporate existence in compliance with the Nevada Business Corporation Act.

Item 1A. Risk Factors

Our business operations have been suspended since February 2025. The Company is subject to numerous risks and uncertainties, including, but not limited to, those set forth below:

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

The fact that we have generated minimal revenues since our inception raises substantial doubt about our ability to continue as a going concern.

We have generated minimal revenues since our inception on May 10, 2021, and suspended all original business operations in February 2025. Following the cessation of our historical operating activities and without ongoing revenue-generating operations, we will likely continue to incur operating expenses with no operating revenues for the foreseeable future.

We require capital in order to pursue new business opportunities.

Currently, we do not have available funds to explore new business initiatives or fund other operating and general and administrative expenses. Further, we do not have the funds available to engage independent contractors. If we cannot secure additional financing, our ability to restart or launch new operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue new business opportunities. As of the date of this annual report, we have suspended our historical operations since February 2025 and generated minimal revenues during the year ended December 31, 2025. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in our company to be worthless.

There is reason for doubt about our ability to continue as a going concern.

We incurred a net loss of $128,012 for the period from May 10, 2021 (date of inception) to December 31, 2025. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is depending upon our ability to generate future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will continue to incur operating expenses with minimal revenues for the foreseeable future. At present, we generate no sales, and we cannot assure you that we will develop viable sales channels to generate meaningful revenues in the future. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail, and you may lose some or all of your investment in our commons stock.

Our success depends heavily on the CEO.

On March 29, 2025, a significant change in control of Legend Spices, Inc. (the “Company”) was completed. Khachatur Mkrtchyan, formerly the Company’s largest single shareholder, entered into and consummated a transaction to transfer all of his equity interests in the Company to Ms. Qihui Wang and a group of investors.

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

We had cumulative operating losses through December 31, 2025 of $128,012. This factor among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our growth will place significant strains on our resources.

Since our inception on May 10, 2021, we have maintained limited business operations and generated minimal revenues. We remain in the early development stage with immaterial operating activities to date. Historically, we operated with only one full-time employee; however, our sole employee, Suzanna, resigned effective January 31, 2025, and we currently have no personnel managing daily business operations. Any future growth is expected to place significant strain on our managerial, operational, and financial resources due to our current lack of operating staff and anticipated limited personnel capacity moving forward. Furthermore, if we launch our products and build a customer base, we will be required to manage ongoing relationships with multiple distributors and third-party partners, and this operational burden will intensify as our business expands and our distribution contract portfolio grows. There can be no assurance that our existing internal systems, procedures, and internal controls will be sufficient to support scaled operations, nor can we guarantee timely and effective execution to deliver our products and implement our business plan. Our future operating performance will depend heavily on our ability to recruit, hire, and retain additional personnel to match business growth. Failure to effectively manage and scale our operational capacity alongside business development could materially and adversely impact our business activities, operating results, and financial condition.

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

Our Chief Executive Officer identified the following one material weakness that has caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

We will file periodic reports with the Securities and Exchange Commission through December 31, 2025, including a Form 10-K for the year ended December 31, 2025. We intend voluntarily to file a registration statement on Form 8-A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million. If we do not file a registration statement on Form 8-A we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

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

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

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

Equity Compensation Plan Information

N/A

Convertible Securities

As of December 31, 2025, we had no outstanding warrants or options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2025 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2025.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2025.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging growth company. Following the change in ownership on March 29, 2025, we discontinued our historical seasoning-production-related operations in Armenia and are in the process of evaluating new business opportunities and potential acquisition targets, with no new operating business finalized as of December 31, 2025.

For the fiscal year ended December 31, 2025, we generated minimal revenue from our legacy seasoning business and incurred a net loss. Our operating results were dominated by professional fees for legal, accounting and SEC-related public-reporting work. As of December 31, 2025, we held no cash and had a working-capital deficit. We have sustained operating losses since inception and there is substantial doubt regarding our ability to continue as a going-concern. Our future viability depends on our ability to secure additional financing or identify viable new business operations. Detailed analysis of our results of operations, liquidity and capital resources is set forth below.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes that appear elsewhere in this annual report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 2, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2025 and 2024, together with notes thereto, which are included in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Results of Operations

For the year ended December 31, 2025 compared with December 31, 2024

The following table summarizes our operating results for the period from Jan 01, 2025 to December 31, 2025:

	From Jan 01, 2025 to December 31, 2025	From Jan 01, 2024 to December 31, 2024
Revenue	$644	$6,924
Cost of Sales	359	4,970
Expenses	15,773	33,027
Net Loss	$(18,787)	$(31,073)

Revenue and Cost of Sales

During the year from ended December 31, 2025, we generated revenues of $644 with cost of sales of $359, resulting in gross margin of $285. We generated revenues primarily from the sale of our seasoning products. The cost of sales primarily consisted of the ingredients and packaging.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, consumer’s preferences and general economic conditions.

Expenses

During the year ended December 31, 2025, we incurred total operating expenses of $15,773, consisting of wages and benefits of $254, professional fees of $15,493, and general and administrative expenses of $26, with no sales and marketing expenses incurred for the period. Our operating expenses primarily consisted of legal and accounting professional fees, employee wages and benefits, and daily general administrative costs. A significant portion of our professional fees were one-time expenses attributable to legal contract drafting, review services, and professional charges incurred in connection with the preparation of the registration statement for our common stock public offering.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

As at December 31, 2025
Current assets	$–
Current liabilities	17,525
Working capital deficit	$17,525

Subsequent to the change of ownership on March 29, 2025, we have ceased our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

As at December 31, 2025, our current assets were $0, with no cash, accounts receivable, inventories or other current assets held as of the balance sheet date. Our current liabilities totaled $17,525, consisting of accrued expenses of $1,800 and amounts due to related parties of $15,725, with no outstanding income taxes payable or accounts payable recorded at period-end. As a result, our working capital deficit stood at $17,525 as of December 31, 2025. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

Product Research and Development

We do not intend to incur any research and development expenses over the twelve-month period ending December 31, 2026.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve-month period ending December 31, 2026.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2025.

Cashflows from Investing Activities

For the year ended December 31, 2025 and 2024, we did not have any investing activities.

Cashflows from Financing Activities

For the year ended December 31, 2025, we had no financing activities, with $0 net cash provided by financing activities. For the year ended December 31, 2024, we generated net cash of $32,884 from financing activities, entirely attributable to proceeds from related party notes payable.

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
$100,000

As of December 31, 2025, we have cash on hand of $0.

Going Concern

As shown in the accompanying financial statements, we have an accumulated deficit of $128,012 since inception. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through an offering of our common shares. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise its judgment in the process of applying our company’s accounting policies. Our company regularly evaluates estimates and assumptions related to deferred income tax valuation allowances. Our company bases its estimates and assumptions on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The impacts of such estimates and judgments are pervasive throughout the financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates and judgments are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

ASU 2023-09 Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, which mandates enhanced income tax disclosures, including a disaggregated tax rate reconciliation and more detailed information on taxes paid. The Company will adopt the standard for its fiscal year beginning December 1, 2025, and expects no material impact on its results of operations.

ASU 2023-07 Segment Reporting (Topic 280)

In November 2023, the Financial Accounting Standards Board issued ASU 202307, Segment Reporting (Topic 280), which expands segment disclosure requirements, including for entities with a single reportable segment.

The Company operates as a single reportable segment and does not expect a material impact from adoption of this standard.

ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, which clarifies interim reporting disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2027 for public entities. The Company does not expect this update to have a material impact on its financial statements.

ASU 2025-12 Codification Improvements

In December 2025, the FASB issued ASU 2025-12, which makes various narrow-scope improvements to the Accounting Standards Codification. This update is effective for annual periods beginning after December 15, 2026. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Legend Spices, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Legend  Spices, Inc. (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

August 10, 2026

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

Legend Spices, Inc.

Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash in Bank	$–	$789
Accounts Receivable	–	2,454
Inventories	–	695
Total current assets	–	3,938

Total assets	$–	$3,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Income and other taxes payable	$–	$204
Accounts payable	–	2,064
Accrued Expenses	1,800	–
Due to related parties	15,725	69,717
Total current liabilities	17,525	71,985
Total liabilities	17,525	71,985

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized zero shares issued and outstanding as of December 31, 2025 and 2024, respectively	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	2,350	2,350
Additional paid in capital	109,271	39,554
Other comprehensive loss	(1,134)	(726)
Accumulated deficit	(128,012)	(109,225)
Total stockholders’ deficit	(17,525)	(68,047)

Total liabilities and stockholders’ deficit	$–	$3,938

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statements of Operations

	December 31, 2025	December 31, 2024
Sales	$644	$6,924
Cost of Goods sold	359	4,970

Gross Profit	285	1,954

Operating expenses
Wages and benefits	254	3,068
Professional Fees	15,493	29,486
Sales and Marketing	–	402
General and administration	26	71
Total operating expenses	15,773	33,027

Net Loss from operations	(15,488)	(31,073)

Other expenses
Loss on Impairment of Inventory	572	–
Bad Debt Expense	2,727	–
Total Other Expenses	3,299	–

Net Loss before income taxes	(18,787)	(31,073)

Income taxes	–	–

Net Loss	$(18,787)	$(31,073)

Foreign currency gain/ (loss)	(408)	75

Net comprehensive loss	$(19,195)	$(30,998)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000

* Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statement of Stockholders’ Deficit

	Common Stock $0.001 Par Value		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Stockholders’ Deficit December 31, 2024	6,850,000	$2,350	$39,554	$(726)	(109,225)	(68,047)
Related party debt forgiveness (capital contribution)	–	–	69,717	–	–	69,717
Net loss for the period	–	–	–	–	(18,787)	(18,787)
Foreign currency gain	–	–	–	(408)	–	(408)
Stockholders’ Deficit December 31, 2025	6,850,000	2,350	109,271	(1,134)	(128,012)	(17,525)

Stockholders’ Deficit December 31, 2023	6,850,000	$2,350	$39,554	$(801)	$(78,152)	$(37,049)
Net loss for the period	–	–	–	–	(31,073)	(31,073)
Foreign currency gain	–	–	–	75	–	75
Stockholders’ Deficit December 31, 2024	6,850,000	2,350	39,554	(726)	(109,225)	(68,047)

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Statements of Cash Flows

	December 31,	December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(18,787)	$(31,073)
Changes in:
Inventories	695	1,696
Receivables	2,454	85
Accounts Payable	(2,064)	(2,986)
Due to Related Parties	15,725	–
Accruals	1,596	92
Net cash used in operating activities	(381)	(32,186)

FINANCING ACTIVITIES
Related party notes payable	–	32,884
Net cash provided by financing activities	–	32,884

NET CHANGE IN CASH	(381)	698
Effect of exchange rate changes on cash and equivalents	(408)	75

CASH, Beginning of the period	789	16

CASH, Ending of the period	$–	$789

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
During the quarter ended March 31, 2025, a related party forgave debt owed by the Company totaling $69,717, which was recorded as a capital contribution to additional paid-in capital	$69,717	$–

The accompanying notes are an integral part of these financial statements.

Legend Spices, Inc.

Notes to Financial Statements for the year ended December 31, 2025

1. Nature of the business

Legend Spices, Inc. (the “Company”) is incorporated under the Nevada Business Corporation Act.

Prior to the change of ownership, the Company’s principal business activity was the production and sales of seasonings and spices, with operations conducted in Armenia.

Subsequent to the change of ownership that Mr. Mkrtchyan sold his shares of the Company on March 29, 2025, and is no longer a related party, We have ceased our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

The Company can currently be understood as a shell company for the time being.

The cessation of Armenian operations does not affect the Company’s legal status as a Nevada-incorporated entity, and the Company will continue to maintain its corporate existence in accordance with the Nevada Business Corporation Act.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2025, the Company had $0 cash on hand. At December 31, 2025, the Company has an accumulated deficit of $128,012. For the year ended December 31, 2025, the Company had a net loss of $18,787, and cash used in operations of $381. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months, management plans to raise additional capital while it generates profitable operations. However, there is no guarantee the Company will generate profitable operations or raise capital to continue operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

ASU 2023-09 Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, which mandates enhanced income tax disclosures, including a disaggregated tax rate reconciliation and more detailed information on taxes paid. The Company will adopt the standard for its fiscal year beginning December 1, 2025, and expects no material impact on its results of operations.

ASU 2023-07 Segment Reporting (Topic 280)

In November 2023, the Financial Accounting Standards Board issued ASU 202307, Segment Reporting (Topic 280), which expands segment disclosure requirements, including for entities with a single reportable segment.

The Company operates as a single reportable segment and does not expect a material impact from adoption of this standard.

ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, which clarifies interim reporting disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2027 for public entities. The Company does not expect this update to have a material impact on its financial statements.

ASU 2025-12 Codification Improvements

In December 2025, the FASB issued ASU 2025-12, which makes various narrow-scope improvements to the Accounting Standards Codification. This update is effective for annual periods beginning after December 15, 2026. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

4. Net Earnings Per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows for the following fiscal years ended:

	December 31,	December 31,
	2025	2024
Numerator
Net loss	$(19,195)	$(30,998)
Denominator
Weighted-average shares used to compute basic EPS	6,850,000	6,850,000
Weighted-average shares used to compute diluted EPS	6,850,000	6,850,000
Net (loss) earnings per share
Basic	$(0.00)	$(0.00)
Diluted	(0.00)	$(0.00)

Net (loss) earnings available to participating securities were not significant for fiscal years 2025 and 2024.

5. Customer Concentration:

The Company generated only a small amount of revenue of $644 during the first quarter of 2025. Subsequent to the change in control of the Company on March 29, 2025, the Company has temporarily suspended all business operations. As of December 31, 2025, the Company had no accounts receivable balance outstanding, and there is no customer concentration risk applicable to the Company’s current business status.

6. Income Taxes

The components of the Company’s provision for federal income tax for the years ended December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Federal income tax benefit attributable to:
Current operations	$128,012	$109,225
Less: valuation allowance	(128,012)	(109,225)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$26,883	$22,937
Less: valuation allowance	(26,883)	(22,937)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $128,012 as of December 31, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

For the fiscal year ended December 31, 2025, taxable income/loss and accrued income taxes by jurisdiction are as follows:

Jurisdiction	Taxable Income/Loss (USD)	Accrued Income Taxes (USD)	% of Total Consolidated Income Taxes
United States	$(128,012)	$–	100%
Total	$(128,012)	$–	100%

Reconciliation of Effective Income Tax Rate

Item	Total Amount ($)	% of Income (Loss) Before Income Taxes
Tax at U.S. federal statutory rate	(26,883)	21.00%
Effect of not recognizing deferred tax assets on tax losses	26,883	(21.00%	)
Effective income tax expense	–	–

7. Due to related parties:

As of March 31, 2025, Khachatur Mkrtchyan, the Company’s single largest shareholder, had waived the Company’s debt of $69,717.

In total, $69,717 of forgiven debt was recorded as an increase in Additional Paid-In Capital under U.S. GAAP.

As of December 31, 2025,the “Due to Related Parties”balance includes $15,725 USD owed to Qihui Wang for amounts she paid on behalf of the Company. The balance is non-interest bearing and have no specified terms of repayment.

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

9. Segment Information:

 In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company adopted this standard for the fiscal year ended November 30, 2025. The adoption impacted only the Company’s financial statement disclosures and did not affect its financial position, results of operations, or cash flows.

The Company operates as a single reportable operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, Qihui Wang. The CODM is responsible for assessing performance, making strategic decisions, and allocating resources for the Company as a whole. The Company manages its entire business as one integrated operating segment, focused on the development and operation of mobile applications. This single-segment structure is consistent with how the CODM reviews the business, allocates resources, and assesses financial performance exclusively on a consolidated basis, with no separate segment-level financial information used for decision-making.

As a single operating segment, the measure of segment profit or loss reviewed by the CODM is the Company’s consolidated net loss, as reported on the Consolidated Statements of Operations. This is the primary measure used by the CODM to assess the performance of the Company’s single reportable segment and make resource allocation decisions, as it aligns with U.S. Generally Accepted Accounting Principles (“US GAAP”) and reflects the integrated financial performance of the Company as a whole.

Pursuant to ASU 2023-07 for single operating segment entities, the significant expense categories regularly provided to the CODM and included in the measurement of consolidated net loss are those presented on the face of the Consolidated Statements of Operations, including Server Rental Expenses, Professional Fees, Amortization Expense, and Other Expense. In addition to these significant expense categories, other segment items that impact consolidated net loss, such as other income, are also regularly reviewed by the CODM to evaluate the overall financial performance of the Company’s single reportable segment。

10. Subsequent events:

The Company has evaluated subsequent events occurring after December 31, 2025 through the financial statement issuance date. No material subsequent events requiring disclosure have been identified.

PART III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

“Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2025, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting –

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Qihui Wang	47	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Qihui Wang, Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary

The Board of Directors of the Company has appointed Ms. Qihui Wang (age 47) to succeed Mr. Mkrtchyan as Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, effective March 29, 2025. Ms. Wang brings over 20 years of senior management experience in financial and asset management, as well as human resources. Prior to joining Legend Spices, Ms. Wang held a senior management role at Shanghai Shida Catering Co., Ltd., where she oversaw sales, financial management, human resources, and asset management.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2025, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2025, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2025 and 2024; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2025 and 2024, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Qihui Wang (1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director(Appointed March 29, 2025)	2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Khachatur Mkrtchyan (1) Former President, Treasurer,Secretary, and Director(Resigned March 9, 2025)	2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Khachatur Mkrtchyan resigned from all positions as President, Treasurer, Secretary, and Director of the Company on March 29, 2025. Qihui Wang was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director, effective March 29, 2025. Mr. Mkrtchyan had no further involvement with the Company following his resignation, and no compensation was accrued, earned, or paid to him for the fiscal year ended December 31, 2025 after his resignation date. Ms. Wang was not serving as an executive officer of the Company prior to March 29, 2025, and no compensation was earned or paid to her for the fiscal year ended December 31, 2025.

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

2025 Grants of Plan-Based Awards

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 30, 2026, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 30, 2026, there were 6,850,000 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
PENG WU	3,500,000	51.09%
GUIYING CHANG	1,500,000	21.90%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. In this case there are no convertible securities and no acquisition rights outstanding. As a result, the percentage of outstanding shares of the person shown in this table reflects the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding April 30, 2026 As of April 30, 2026, we had 6,850,000 shares of our common stock issued and outstanding.

Changes in Control

Effective March 29, 2025, a complete change in control of Legend Spices, Inc. (the “Company”) was finalized and consummated. Previously, Khachatur Mkrtchyan, the Company’s former controlling shareholder and executive officer, entered into a transaction to transfer all of his equity interests, options, and any other beneficial ownership rights in the Company to Ms. Qihui Wang and a group of investors. The transaction was fully completed on March 29, 2025.

Concurrently with the closing of the transaction, effective March 29, 2025, Mr. Mkrtchyan resigned from all officer and director positions with the Company, including Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Mr. Mkrtchyan’s resignation was not due to any disagreements with the Company regarding its operations, policies, or practices. Following the transaction, Mr. Mkrtchyan holds no shares, no stock options, and no other equity or beneficial interests in the Company and has no further affiliation or involvement with the Company’s business or management.

Mr. Mkrtchyan previously contributed substantially to the Company’s historical development through his extensive industry connections within the Armenian food industry. The loss of his industry relationships and prior operational support continues to present potential risks to the Company’s business, operating results, and financial condition. The Board of Directors has completed the leadership transition and continues to actively monitor and mitigate the ongoing impacts of the change in control.

Effective March 29, 2025, the Board of Directors appointed Ms. Qihui Wang (age 46) to succeed Mr. Mkrtchyan as the Company’s Chairman, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, who currently serves in all such capacities as of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the quarter ended March 31, 2025, the Company’s former related party, Mr. Khachatur Mkrtchyan, fully forgave outstanding payables of $69,717 owed by the Company. The forgiven debt was accounted for as a capital contribution and recorded within additional paid-in capital in the Company’s financial statements.

As of December 31, 2025, the Company had outstanding payables due to its current director in the amount of $15,725, representing expenses advanced and paid on the Company’s behalf by the director. This balance is unsecured, non-interest bearing, and payable on demand.

There have been no material related party transactions since the beginning of the fiscal year ended December 31, 2025, and no such transactions are currently proposed. For purposes of this disclosure, a “material” transaction is one in which the amount involved exceeds $120,000 or one percent of the average total assets of the last two completed fiscal years. There have been no material related party transactions from December 31, 2025 through the date of this report.

Director Independence

We currently have one director, Ms. Qihui Wang.

The Company has no standing audit, compensation or nominating committees, and all relevant functions are performed by the full board of directors. The board is competent to analyze and assess financial statements, as well as oversee internal controls and financial reporting procedures. The board deems it unnecessary to establish such dedicated committees, given that their responsibilities can be fully fulfilled by the board members. Furthermore, considering the Company’s early development stage, appointing an independent director qualified as an audit committee financial expert would incur excessive costs and administrative burden, and is not deemed necessary at present.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and for fiscal year ended December 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$12,800	$6,000
Audit Related Fees	–	9,000
Tax Fees	–	–
All Other Fees	2,426	–
Total	$15,226	$15,000

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

LEGEND SPICES, INC.
(Registrant)

Dated: August 11, 2026	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

