Form 10-K/A
period 2025-12-31
LEGEND SPICES, INC.
filed 2026-08-14
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Form 10-K solely to include the authorized re-dated auditor’s report within Item 8 and the required auditor consent as an exhibit. No other modifications have been made to the original 2025 Form 10-K. The original Form 10-K is incorporated by reference herein.

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

August 13, 2026

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

LEGEND SPICES, INC.
(Registrant)

Dated: August 13, 2026	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

