Form 10-Q
period 2026-03-31
LEGEND SPICES, INC.
filed 2026-08-31
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

Or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,850,000 common shares issued and outstanding as of August 28, 2026.

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Condensed Balance Sheets

	March 31,	December 31,
	2026	2025
ASSETS
Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accrued Expenses	$2,400	$1,800
Due to related parties	15,725	15,725
Total current liabilities	18,125	17,525
Total liabilities	18,125	17,525

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 and 6,850,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	685	2,350
Additional paid in capital	110,936	109,271
Other comprehensive loss	(1,134)	(1,134)
Accumulated deficit	(128,612)	(128,012)
Total stockholders’ deficit	(18,125)	(17,525)

Total liabilities and stockholders’ deficit	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Unaudited Condensed Statements of Operations

Quarter ended

	March 31, 2026 (3 months)	March 31, 2025 (3 months)
Sales	$–	$644
Cost of Goods sold	–	359

Gross profit / (loss)	–	285

Operating expenses
Wages and benefits	–	254
Professional Fees	600	267
General and administration	–	26
Total operating expenses	600	547

Net loss from operations	(600)	(262)

Other expenses
Loss on Impairment of Inventory	–	572
Bad Debt Expense	–	2,727
Total Other Expenses	–	3,299

Net Loss before income taxes	(600)	(3,561)

Income taxes	–	–

Net loss	$(600)	$(3,561)

Foreign currency loss	–	(348)

Net comprehensive loss	$(600)	$(3,909)

Net loss per common share*
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Unaudited Condensed Statement of Stockholders’ Deficit

	Common Stock $0.0001 Par Value
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Stockholders’ Deficit December 31, 2025	6,850,000	$2,350	$109,271	$(1,134)	$(128,012)	$(17,525)
Prior-period error correction-reclassification of common stock to additional paid-in capital	–	(1,665)	1,665	–	–	–
Net loss for the period	–	–	–	–	(600)	(600)
Stockholders’ Deficit Balance at March 31, 2026	6,850,000	$685	$110,936	$(1,134)	$(128,612)	$(18,125)

Stockholders’ Deficit December 31, 2024	6,850,000	$2,350	$39,554	$(726)	$(109,225)	$(68,047)
Related party debt forgiveness (capital contribution)	–	–	69,717	–	–	69,717
Net loss for the period	–	–	–	–	(3,561)	(3,561)
Foreign currency loss	–	–	–	(348)	–	(348)
Stockholders’ Deficit Balance at March 31, 2025	6,850,000	$2,350	$109,271	$(1,074)	$(112,786)	$(2,239)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Unaudited Condensed Statements of Cash Flows

	March 31,	March 31,
	2026 (3 months)	2025 (3 months)
OPERATING ACTIVITIES
Net loss from continuing operations attributable to common stockholders	$(600)	$(3,561)
Changes in operating assets and liabilities:
Inventories	–	695
Receivables	–	2,454
Accounts Payable	–	22
Accruals	600	(51)
Net cash used by operating activities	–	(441)

NET CHANGE IN CASH	–	(441)

Foreign Currency change	–	(348)

CASH, Beginning	–	789

CASH, Ending	$–	$–

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
During the quarter ended March 31, 2025, a related party forgave debt owed by the Company totaling $69,717, which was recorded as a capital contribution to additional paid-in capital	$–	$69,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Legend Spices, Inc.

Notes to Unaudited Condensed Financial Statements

for three months period ended March 31, 2026

1.	Nature of the Business

Legend Spices, Inc. (“the Company”) is incorporated under the Nevada Business Corporation Act.

Prior to the change of ownership, the Company’s principal business activity was the production and sales of seasonings and spices, with operations conducted in Armenia.

Subsequent to the change of ownership the prior owner  sold his shares of the Company on March 29, 2025, and is no longer a related party. The Company have ceased our operations in Armenia and are in the process of realigning our business focus without any new business determined yet.

2.	Significant accounting policies

(a)	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Legend Spices, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025.

The Company is a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Following a change in control on March 29, 2025, the Company discontinued its previous operations related to the production and sale of seasonings and spices in Armenia and is currently evaluating potential new business opportunities. The Company has not generated any revenue from operations since the discontinuation of its former business.

(b)	Principles of Consolidation:

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2026, the subsidiary had no active operations, assets, or liabilities.

(c)	Revenue recognition:

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

(d)	Inventories:

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

(f)	Foreign currency translation:

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

As shown in the accompanying unaudited condensed consolidated financial statements, we have an accumulated deficit of $128,612 since inception, and a working capital deficit of $17,525 as at December 31, 2025 and a working capital deficit of $18,125 as at March 31, 2026. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through our offering. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.	Due to Related Parties

As of March 31, 2026, “Due to Related Parties “balance includes $15,725 owed to Qihui Wang for amounts she paid on behalf of the Company. The balance is non-interest bearing and have no specified terms of repayment.

5.	Recent Accounting Pronouncements

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

6.	Earnings per share

	March 31, 2026 (3 months)	March 31, 2025 (3 months)
Weighted average number of common shares
Basic and diluted*	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

7.	Financial assets and liabilities

(a)	Fair value:

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

(g)	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2026 and December 31, 2025.

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company has no uncertain tax positions as of March 31, 2026.

8.	Income taxes

The components of the Company’s provision for federal income tax for the periods ended March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Federal income tax benefit attributable to:
Current operations	$128,612	$128,012
Less: valuation allowance	(128,612)	(128,012)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2026	December 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$27,009	$26,883
Less: valuation allowance	(27,009)	(26,883)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $128,612 as of March 31, 2026, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

9.	Subsequent Events

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

Since discontinuing the former seasoning segment, the Company has not generated any operating revenue and is currently operating as a shell company. The cessation of Armenian operations does not change the Company’s status as a Nevada corporation, and we will continue to maintain our corporate existence in compliance with the Nevada Business Corporation Act.

Results of Operations

For the period of three months ended March 31, 2026 compared with March 31, 2025.

The following table summarizes our operating results for the three-month period ended March 31, 2025 and for the three-month period ended March 31, 2026:

	Three month period ended March 31, 2026 (unaudited)	Three month period ended March 31, 2025 (unaudited)
Revenue	$–	$644
Cost of Sales	–	359
Expenses	600	3,846
Net Loss	$(600)	$(3,561)

Revenue and Cost of Sales

Following the change-in-control on March 29, 2025, the Company temporarily suspended its business operations. During the three-month period ended March 31, 2026, the Company remained in a suspended-operations status; accordingly, it generated revenues of $0 and incurred cost of sales of $0 for the quarter.

Our revenues are minimal at this stage, and management cannot offer any assurance that we will generate revenue in future periods. Our ability to generate revenues will be affected by factors such as the success of our marketing efforts, the size of our customer base, consumer preferences and general economic conditions.

Expenses

During the three month period ended March 31, 2026, we incurred expenses of $600.

Assets

As at March 31, 2026, we had total assets of $0.

Liquidity and Capital Resources

	As at March 31, 2026 (unaudited)	As at March 31, 2025 (unaudited)
Current assets	$–	$–
Current liabilities	18,125	2,239
Working capital (deficit)	$(18,125)	$(2,239)

As at March 31, 2026, we had current assets of $0 and working capital of $-18,125. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2025, or as at the three month period ended March 31, 2026.

Cashflows from Operating Activities

For the three month period ended March 31, 2026 and 2025,Net cash used in operating activities was $0 and $441, respectively.

Cashflows from Investing Activities

For the year ended December 31, 2025 and 2024, and for the three month period ended March 31, 2026 we did not have any investing activities.

Cashflows from Financing Activities

For the three-month period ended March 31, 2026 and 2025, Net cash used in financing activities was $0 and $0, respectively.

We have no current commitment from our Officers and Directors or any other financier to supplement our operations or provide us with financing in the future. If we are unable to raise capital from an offering, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or take other measures to balance cash flows should we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then-current shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

As at March 31, 2026, we had cash on hand of $0.

Going Concern

As shown in the accompanying financial statements, we have an accumulated deficit of $128,612 since inception. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through an offering of our common shares. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2026 , our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LEGEND SPICES, INC.
(Registrant)

Dated:August 31, 2026	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

