Form 10-Q
period 2026-06-30
LEGEND SPICES, INC.
filed 2026-08-31
CIK 1970129

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

LEGEND SPICES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed financial statements for the three-months and six-months period ended June 30, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Legend Spices, Inc.

Unaudited Condensed Balance Sheets

	June 30,	December 31,
	2026	2025
ASSETS
Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accrued Expenses	$3,000	$1,800
Due to related parties	19,475	15,725
Total current liabilities	22,475	17,525
Total liabilities	22,475	17,525

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,850,000 and 6,850,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	2,350	2,350
Additional paid in capital	109,271	109,271
Other comprehensive loss	(1,134)	(1,134)
Accumulated deficit	(132,962)	(128,012)
Total stockholders’ deficit	(22,475)	(17,525)

Total liabilities and stockholders’ deficit	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Statements of Operations

Quarter ended

	June 30, 2026 (3 months)	June 30, 2025 (3 months)	June 30, 2026 (6 months)	June 30, 2025 (6 months)

Sales	$–	$–	$–	$644
Cost of Goods sold	–	–	–	359

Gross profit	–	–	–	285

Operating expenses
Wages and benefits	–	–	–	254
Professional Fees	4,350	5,300	4,950	5,567
General and administration	–	–	–	26
Total operating expenses	4,350	5,300	4,950	5,847

Net Loss from operations	(4,350)	(5,300)	(4,950)	(5,562)

Other expenses
Loss on Impairment of Inventory	–	–	–	572
Bad Debt Expense	–	–	–	2,727
Total Other Expenses	–	–	–	3,299

Net Loss before income taxes	(4,350)	(5,300)	(4,950)	(8,861)

Income taxes	–	–	–	–

Net Loss	$(4,350)	$(5,300)	$(4,950)	$(8,861)

Foreign currency loss	–	(42)	–	(390)

Net comprehensive loss	$(4,350)	$(5,342)	$(4,950)	$(9,251)

Net loss per common share*
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Statement of Stockholders’ Deficit

	Common Stock $0.0001 Par Value
	Shares	Amount	Additional Paid-in Capital	Other comprehensive loss	Accumulated Deficit	Total Stockholders’ Deficit
Stockholders’ Deficit December 31, 2025	6,850,000	$2,350	$109,271	$(1,134)	$(128,012)	$(17,525)
Prior-period error correction-reclassification of common stock to additional paid-in capital	–	(1,665)	1,665	–	–	–
Net loss for the period	–	–	–	–	(4,950)	(4,950)
Stockholders’ Deficit June 30, 2026	6,850,000	$685	$110,936	$(1,134)	$(132,962)	$(22,475)

Stockholders’ Deficit December 31, 2024	6,850,000	$2,350	$39,554	$(726)	$(109,225)	$(68,047)
Related party debt forgiveness (capital contribution)	–	–	69,717	–	–	69,717
Net loss for the period	–	–	–	–	(8,861)	(8,861)
Foreign currency loss	–	–	–	(390)	–	(390)
Stockholders’ Deficit June 30, 2025	6,850,000	$2,350	$109,271	$(1,116)	$(118,086)	$(7,581)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Unaudited Condensed Statements of Cash Flows

	6 months	6 months
	June 30,	June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(4,950)	$(8,861)
Changes in operating assets and liabilities:
Inventories	–	695
Receivables	–	2,454
Accounts Payable	–	61
Due to Related Parties	3,750	5,300
Accruals	1,200	(48)
Net cash used by operating activities	–	(399)

NET CHANGE IN CASH	–	(399)

Foreign Currency change	–	(390)

CASH, Beginning	–	789

CASH, Ending	$–	$–

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
During the quarter ended June 30, 2025, a related party forgave debt owed by the Company totaling $69,717, which was recorded as a capital contribution to additional paid-in capital	$–	$69,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

Legend Spices, Inc.

Notes to Unaudited Condensed Financial Statements

for six months period ended June 30, 2026

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

As shown in the accompanying unaudited condensed consolidated financial statements, we have an accumulated deficit of $132,962 since inception, and a working capital deficit of $17,525 as at December 31, 2025 and a working capital deficit of $22,475 as at June 30, 2026. These conditions among others raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we intend to raise capital through our offering. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

4.	Due to Related Parties

As of June 30, 2026, “Due to Related Parties”balance includes $19,475 owed to Qihui Wang for amounts she paid on behalf of the Company. The balance is non-interest bearing and have no specified terms of repayment.

5.	Earnings per share

	June 30, 2026 (6 months)	June 30, 2025 (6 months)	June 30, 2026 (3 months)	June 30, 2025 (3 months)
Weighted average number of common shares
Basic and diluted	6,850,000	6,850,000	6,850,000	6,850,000

*	Net loss is less than $0.001 per share.

6.	Financial assets and liabilities:

(a)	Fair value:

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

7	Income taxes

The components of the Company’s provision for federal income tax for the periods ended June 30, 2026 and December 31, 2025 consist  of the following:

	June 30, 2026	December 31, 2025
Federal income tax benefit attributable to:
Current operations	$132,962	$128,012
Less: valuation allowance	(132,962)	(128,012)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2026	December 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$27,922	$26,883
Less: valuation allowance	(27,922)	(26,883)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $132,962 as of June 30, 2026, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

9.	Subsequent Events

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

Results of Operations

For the periods of three and six months  ended June 30, 2026 compared with June 30, 2025.

The following table summarizes our operating results for the six-month and three-month periods ending June 30, 2026 and ended June 30, 2025:

	Three-month period ended June 30, 2026 (unaudited)	Three-month period ended June 30, 2025 (unaudited)	Six-month period ended June 30, 2026 (unaudited)	Six-month period ended June 30, 2025 (unaudited)
Revenue	$–	$–	$–	$644
Cost of Sales	–	–	–	359
Expenses	4,350	5,300	4,950	9,146
Net Loss	$(4,350)	$(5,300)	$(4,950)	$(8,861)

Revenue and Cost of Sales

During the three-month period ended June 30, 2026, we had no revenue and no cost of sales. Similarly, we recorded no revenue and no cost of sales for the three-month period ended June 30, 2025.

For the six-month period ended June 30, 2026, we generated no revenue and incurred no cost of sales. For the six-month period ended June 30, 2025, we recorded revenue of $644 and cost of sales of $359, which were earned and incurred prior to our discontinuance of operating activities. Prior to ceasing operations, our revenue was derived from sales of seasoning-related products, with cost of sales composed primarily of ingredients and packaging.

The Company has discontinued its historical operating business. There can be no assurance that we will generate any revenue in future periods, as we are currently realigning our business focus and have not identified any new operating business to pursue.

Expenses

Total expenses for the three-month period ended June 30, 2026 were $4,350, compared with total expenses of $5,300 for the three-month period ended June 30, 2025. Expenses for both quarters consist solely of professional fees related to corporate maintenance and regulatory filing requirements. The $950 decrease in expenses for the three-month period ended June 30, 2026 is primarily attributable to lower professional fees.

During the six-month period ended June 30, 2026, we incurred total expenses of $4,950, which were entirely professional fees for corporate and regulatory matters. For the six-month period ended June 30, 2025, total expenses were $9,146, comprising general and administrative expenses of $26, wages and benefits of $254, professional fees of $5,567, loss on impairment of inventory of $572, and bad debt expense of $2,727. The decrease in total expenses for the six-month period ended June 30, 2026 resulted from the elimination of all former operating-related costs following our business discontinuance, leaving only ongoing professional fees to maintain the corporate entity.

We have discontinued our operations in Armenia and are in the process of realigning our business focus without any new business determined yet. Management does not believe past performance is indicative of future performance.

Assets

As at June 30, 2026, we had total assets of $0.

As at December 31, 2025, we had total assets of $0.

There were no operating activities during this quarter, and there were no changes in assets and liabilities compared to the previous quarter.

Liquidity and Capital Resources

	As at June 30, 2026 (unaudited)	As at December 31, 2025 (audited)
Current assets	$–	$–
Current liabilities	22,475	17,525
Working capital (deficit)	$(22,475)	$(17,525)

As at June 30, 2026, we had current assets of $0 and working capital of $-22,475. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2025, or as at the six month period ended June 30, 2026.

Cashflows from Operating Activities

For the six-month period ended June 30, 2026 and 2025, net cash used in operating activities was $0 and $399, respectively.

Cashflows from Investing Activities

For the year ended December 31, 2025  , and for the six-month period ended June 30, 2026 and 2025 we did not have any investing activities.

Cashflows from Financing Activities

For the six-month period ended June 30, 2026 and 2025, net cash provided by financing activities was $0 and $0, respectively.

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

We had cash on hand of $0 as of June 30, 2026.

Going Concern

As shown in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $132,962 since inception, a working capital deficit of $17,525 as at December 31, 2025, and a working capital deficit of $22,475 as at June 30, 2026. These conditions, among others, together with the cessation of its historical operating activities and lack of defined new business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2026, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LEGEND SPICES, INC.
(Registrant)

Dated: August 31, 2026	/s/ Qihui Wang
Qihui Wang
Chairman, President, Chief Executive Officer,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

